Form 10-K
period 2025-12-31
SERVICE CORP INTERNATIONAL
filed 2026-02-12
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	DECEMBER 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming that the registrant’s only affiliates are its executive officers and directors) was $11,126,104,381 based upon a closing market price of $81.40 on June 30, 2025 of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s common stock as of February 10, 2026 was 139,223,665 (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2026 Annual Meeting of Stockholders (Part III).

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
Preneed Funeral Sales Production — Sales of preneed funeral trust-funded and insurance-funded contracts. Preneed funeral trust-funded contracts are recorded in Deferred revenue, net until the merchandise is delivered or the service is performed. We do not reflect the unfulfilled insurance-funded preneed funeral contract amounts in our Consolidated Balance Sheet as the contract is between the customer and the insurance provider. Revenue from these policies is recognized when we perform the services and deliver the merchandise. The proceeds of the life insurance policies will be received upon maturity via death benefit claims.
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

4 Service Corporation International

Item 1. Business
General
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2025, we operated 1,485 funeral service locations and 500 cemeteries (including 312 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico.
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
Human Capital Management
At December 31, 2025, we employed 17,869 full-time individuals and 7,318 part-time individuals. Of the full-time associates, 16,556 were employed in the funeral and cemetery operations and 1,313 were employed in corporate areas of our business. Approximately 2.2% of our associates are represented by unions. Although labor disputes occur from time to time, relations with associates are generally considered favorable. We reach out to our associates for feedback throughout their employment at SCI using a variety of voluntary employee surveys in an effort to determine if we are meeting the needs and expectations of our workforce. In 2025, building on our past workplace surveys, we launched our We Listen Survey, which measures engagement across areas including recognition, growth, communication, and leadership. This employee survey will help drive company-wide initiatives and improvements.
Associate Benefits
Eligible associates in the United States may elect coverage under our group health and life insurance plans. Associates covered by a collective bargaining agreement are typically covered by union health plans and, therefore, do not participate in our health insurance plan. At December 31, 2025 and 2024, there were 9,526 and 9,462 associates, respectively, who had elected to participate in our group health insurance plans.
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
We believe in the power of inclusion and respecting our fellow associates’ work, ideas, beliefs, and lifestyles. To further promote this inclusion, we have developed programs such as our Associate Resource Communities (ARCs). The ARCs, which are available to all associates, allow colleagues with similar backgrounds or interests to connect for networking, provide opportunities for mentorship, and support the communities and customers we serve. Our leadership team embraces the many backgrounds and perspectives that make each of us unique.
FORM 10-K 5

PART I
Training and Development
We also believe in creating a culture of opportunity and career growth for all our associates and supporting the personal and professional goals of our associates is a priority for us. Our associates have access to development programs and a robust online training portal offering thousands of courses, books, audiobooks, and videos. Additionally, associates can participate in mentoring programs and take advantage of discounts and tuition reimbursement through our many partnerships. We are also proud to offer scholarship and apprentice programs to those interested in joining our profession.
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
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, cremation niches, and custom inventory, including private mausoleums, family estates, and exclusive cremation memorialization options. Cemetery merchandise and services, including memorial cemetery markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside services, merchandise installation, and interments, are sold at our cemeteries.
We also sell cemetery property interment rights and funeral and cemetery merchandise and services whereby a customer contractually agrees to the terms of certain products and services to be delivered and performed in the future. We define these sales as preneed sales. As a result of such preneed sales, our preneed backlog of unfulfilled funeral and cemetery contracts was $17.0 billion and $16.0 billion at December 31, 2025 and 2024, respectively.
The following table at December 31, 2025 provides the number of our funeral service locations and cemeteries by country, and by state, territory, or province:

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
United States
Alabama	35	13	48
Arizona	39	13	52
Arkansas	11	3	14
California	166	43	209
Colorado	29	11	40
Connecticut	21	—	21
Delaware	—	1	1
District of Columbia	2	—	2
Florida	137	64	201
Georgia	30	18	48
Hawaii	8	3	11
Idaho	1	—	1
Illinois	42	27	69
Indiana	50	14	64
Iowa	6	2	8
Kansas	8	5	13
Kentucky	14	5	19
Louisiana	33	11	44
Maine	7	—	7
Maryland	16	13	29
Massachusetts	27	—	27
Michigan	40	—	40
Minnesota	8	2	10
Mississippi	12	3	15
Missouri	23	10	33
Nebraska	8	2	10
Nevada	15	6	21
New Hampshire	4	—	4
New Jersey	21	—	21
New Mexico	1	1	2
FORM 10-K 7

PART I

Country, State/Territory/Province	Number of Funeral Service Locations	Number of Cemeteries	Total
New York	54	—	54
North Carolina	51	17	68
Ohio	45	14	59
Oklahoma	11	7	18
Oregon	14	4	18
Pennsylvania	25	16	41
Puerto Rico	6	9	15
Rhode Island	6	—	6
South Carolina	12	9	21
Tennessee	42	18	60
Texas	164	65	229
Utah	4	3	7
Virginia	38	24	62
Washington	33	15	48
West Virginia	5	6	11
Wisconsin	—	7	7
Canada
Alberta	9	—	9
British Columbia	37	11	48
Manitoba	4	3	7
New Brunswick	6	—	6
Nova Scotia	12	—	12
Ontario	45	—	45
Quebec	36	2	38
Saskatchewan	12	—	12
Total funeral service locations and cemeteries	1,485	500	1,985
We believe we have satisfactory title to the properties owned and used in our business, subject to various liens, encumbrances, and easements that are incidental to ownership rights and uses and do not materially detract from the value of the property. At December 31, 2025, we owned approximately 90% of the real estate and buildings used at our facilities, and the remainder of the facilities were leased under both financing and operating leases. At December 31, 2025, our 500 cemeteries contained a total of approximately 36,000 acres, of which approximately 66% was developed. Interment rights for approximately 2,000 acres of the developed acreage are unsold.
Our corporate headquarters are located at 1929 Allen Parkway, Houston, Texas 77019. The property consists of approximately 160,000 square feet of office space and 185,000 square feet of parking space on approximately seven acres. Adjacent to this site on land owned by the Company, we are developing a new corporate headquarters building comprising approximately 250,000 square feet of office space. The facility is designed to support collaboration, innovation, and productivity. Upon completion of the new headquarters, the Company expects to monetize the existing corporate buildings, parking garage, and other land adjacent to the old headquarters buildings. We also own a building in Jefferson, Louisiana with approximately 96,200 square feet of office space that we use, in part, for corporate activities.
8 Service Corporation International

PART I
A map of our locations in North America is presented below:

FORM 10-K 9

PART I
Competition
Although there are several public companies that own funeral service locations and cemeteries, the majority of deathcare businesses in North America are locally-owned, independent operations. We estimate that our funeral and cemetery market share in North America is approximately 18% based on estimated total industry revenue. Our funeral business has low to moderate barriers to entry, whereas the cemetery business barriers to entry are high due to land requirements and permitting along with sufficient capital needed to develop cemetery property. The success of a single funeral service location or cemetery in any community is a function of the name, reputation, and location of that funeral service location or cemetery. Competitive pricing, professional service, attention to detail, and well-maintained locations are also important.
We have an unparalleled network of funeral service locations and cemeteries that offers high quality products and services at prices that are competitive with local competing funeral service locations, cemeteries, and retail locations. Within this network, our funeral service locations and cemeteries operate under various names as most operations were acquired as existing businesses. We have co-branded the majority of our operations under the name Dignity Memorial®. Our branding strategy gives us a strategic advantage and identity in the industry. While this branding is intended to emphasize our seamless national network of funeral service locations and cemeteries, the original names associated with acquired operations, and their inherent goodwill and heritage, generally remain the same. For example, Geo. H. Lewis & Sons Funeral Directors is now Geo. H. Lewis & Sons Funeral Directors, a Dignity Memorial® provider.
Strategies for Growth
We are the largest consolidated deathcare company in North America and are well positioned for long-term profitable growth. Over the next several years, our industry will be largely shaped by the aging of the Baby Boomer generation in the deathcare space which we are poised to benefit from. In each stage of life, Baby Boomers have set new trends, transformed society, and redefined norms, and we are already seeing the impact on our industry. Over the last several years, we have seen the impact of the Baby Boomers through the growth in both our preneed cemetery sales and our preneed funeral production. We expect to see a similar impact on our atneed results as these preneed contracts mature in the future. In every aspect of our business, we are listening and responding to our customer’s changing needs and preferences, and leveraging our scale to deliver unparalleled experiences - both digitally and in person - to meet those changing needs.
The following strategies remain the core of our foundation: 1) grow revenue, 2) leverage our unparalleled scale, and 3) invest capital.
Grow Revenue
In addition to expected revenue growth as Baby Boomers begin impacting our atneed results, we plan to remain relevant to our customers as their preferences evolve through a combination of price, product, and service differentiation strategies to facilitate further growth. We also expect that continued growth in our preneed sales will drive future revenue expansion.
Remaining Relevant to the Customer
Remaining relevant to our customer is key to generating revenue growth in a changing customer environment. We are constantly evolving to meet the varying preferences and needs of our customers. Whether choosing burial or cremation, many Baby Boomers are redefining the traditional funeral by transitioning away from solemnly mourning a death to a more personalized celebration of life ceremony. We responded to this trend by spending capital to repurpose traditional casket selection rooms to event rooms that can accommodate a celebration, while also updating existing locations to more contemporary, uplifting spaces. During the arrangement, we offer a contemporary and customer-friendly digital presentation of options that allows the customer to choose merchandise and services including unique celebration, catering, and celebrant services.
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
In our cemetery segment, we continue to grow revenue by responding to the customer’s desire for personalized and unique options by expanding our tiered product and cemetery property options. Over the past several years, we have substantially increased our property options to offer unique choices. From private high-end family estates, many of which capture incredible views and custom architectural features, to nicely landscaped hedge estates, we continue to develop property selections that resonate with our customers. For cemetery merchandise and services, we have developed relevant products such as customized cemetery property offerings, and specialized graveside service options. We continue to place strategic emphasis on cremation offerings for customers in our cemetery segment offering an increased variety of cremation property options, including glass-front cremation niches and cremation gardens.
As we evolve to meet ever-changing customer preferences, we will continue to serve the numerous religious, ethnic, and cultural traditions important to many of our customers. We remain flexible to meet the varying needs of customers, demonstrating our resolve to remain relevant to changing customer preferences.
10 Service Corporation International

PART I
Growing Preneed Sales
Our preneed sales program drives current and future revenue growth. Baby Boomers have been influencing both our funeral and cemetery preneed sales for several years and are beginning to positively affect the growth of our preneed funeral sales programs. Our highly trained sales force of approximately 3,800 counselors provide customers with informed guidance about various service and merchandise options tailored for today’s consumers. Utilizing our scale, our counselors are reaching out to consumers through multiple lead channels, including growing digital lead channels, securing future revenue growth. We sponsor community events and seminars to educate and provide guidance around preplanning both funeral and cemetery services and merchandise. We have adopted a more sophisticated and targeted marketing approach, and we continue increasing our digital presence through search engine optimization and other marketing channels. We have a unique competitive advantage to continue growing preneed sales benefiting from our size and scale. Our preneed program provides us with an opportunity to develop greater brand awareness, gives consumers peace of mind about their end of life arrangements, and secures future market share. In addition, our increased digital presence has provided significant growth in our digital lead channels over the last several years.
Leverage Our Unparalleled Scale
As the largest deathcare company in North America, we leverage our unparalleled scale by developing our sales organization and optimizing and responsibly deploying digital innovation throughout our network. As our preneed backlog grows from the development of our sales organization, the backlog also realizes scale benefits from the ability to grow trust portfolios and from our preferred preneed insurance provider agreement. In addition, scale also enables cost efficiencies through purchasing power and utilizing economies of scale through our supply chain channel.
Developing Our Sales Organization
Over the last several years, we have continued to invest significantly in the development of our sales organization with best in class tools and technologies. These investments include a customer relationship management system, which drives improvements in productivity and sales production by leveraging data analytics, rigorous lead tracking, and effective follow-up campaigns. We continue to diversify our sales force to understand and serve the numerous religious, ethnic, and cultural traditions important to our customers. Our premier combination locations and other large and recognizable cemeteries and funeral homes, along with the contemporary selling tools we have available, attract high-quality sales talent. Our scale allows us to operate and expand our sales organization in an efficient manner to bolster preneed sales growth.
Preneed Backlog Scale Benefits
Our preneed backlog, which includes both insurance and trust-funded merchandise and service products, allows us to grow future revenue in a more efficient manner than selling at the time of need. The scale of our multi-billion dollar trust portfolios allows us to leverage access to preeminent money managers with favorable fee structures generating above average returns to help offset inflation. In July 2024, we finalized an agreement to change our preferred preneed insurance provider in the United States, which allows us to further utilize our scale and streamline our processes across our network. Our blended funding approach between insurance and trust-funded merchandise and service products allows us to combine the positive cash flow and predictability of the insurance product with the potential upside of higher returns from our trusted merchandise and service products. This blended approach also helps our ability to grow our preneed backlog in a cash flow neutral manner as general agency commissions on our preneed insurance sales offset associated selling compensation for combined preneed trust and insurance sales.
Scale-Enabled Procurement and Supply Chain Efficiencies
Our scale enables us to leverage purchasing power across merchandise and services driving more favorable pricing. Centralized procurement and long-standing supplier relationships allow us to capture economies of scale while maintaining high standards of quality.
Advancing Customer-Facing Technology and Enhancing the User Experience
Throughout the year, we invested in customer-facing technology initiatives designed to improve engagement while supporting operational efficiency and consistency at scale. These investments focused on streamlining digital interactions, improving access to information, and enabling customers to complete transactions more efficiently.
We enhanced key digital touchpoints, including websites and customer portals, to improve usability, content visibility, and payment flow. In addition, we expanded technology capabilities that support both at-need and preneed sales across funeral and cemetery operations, improving consistency of tools and processes while supporting revenue-generating activities.
Together, these initiatives are intended to reduce complexity, support more efficient service delivery, and strengthen the customer experience in a way that is scalable and aligned with long-term financial performance.
Digital Innovation and AI Governance
As technology continues to evolve, the Company is thoughtfully adopting digital tools, including artificial intelligence (AI), to support its funeral, cremation, and cemetery operations, enhance service quality, and improve efficiency across both field
FORM 10-K 11

PART I
locations and corporate functions. SCI’s approach to AI is grounded in responsible innovation, with a focus on deploying practical use cases while maintaining strong governance, risk management, and associate education to guide adoption.
SCI believes AI-enabled tools will improve operational effectiveness, particularly in areas where technology can help associates focus more fully on care, compassion, and service. Central to this approach is preparing our workforce to understand, use, and oversee AI responsibly and ethically, consistent with the Company’s values and commitment to Service Excellence.
To support responsible use of AI by associates, SCI’s Employee Artificial Intelligence Use Policy outlines expectations for ethical, secure and appropriate use of AI-enabled tools. Oversight of AI use is provided through SCI’s AI Governance and Advisory Committee, which supports Company leadership by establishing governance practices and setting strategic guidance for the use of AI. The Committee helps identify and mitigate legal, ethical, data privacy, and cybersecurity risks, and facilitates the sharing of insights and learnings as AI initiatives are implemented.
As AI technologies and regulatory expectations continue to evolve, SCI will regularly review and enhance its governance practices, policies, and workforce training efforts to support innovation while maintaining the trust of the families, communities, and associates we serve.
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
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations
We manage our footprint by focusing on strategic acquisitions and building new funeral service and cemetery locations where the expected returns are attractive and meaningfully exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and locations where we can benefit from additional economies of scale. Over the last several years, we have deployed significant growth capital spend on new funeral service and cemetery locations and related real estate, enlarging our footprint into new communities as well as expanding existing locations to remain relevant to our customers. For our cemetery businesses, we plan to pursue strategic acquisitions to create more opportunities to serve consumers through our tiered cemetery options. Additionally, we look for opportunities to acquire land for future cemetery development in certain of our largest markets. This investment in our future will allow us to continue creating cemetery offerings that appeal to varying preferences in those markets for many years to come. In 2025, we invested $101.3 million in acquiring 22 funeral service locations and 2 cemeteries, which included 2 combination locations. In addition, we spent $18.5 million for several real estate acquisitions that will be utilized for new funeral service or cemetery locations during 2025.
Return Excess Cash to Shareholders
In addition to any strategic acquisitions or new build opportunities, we continue to return cash to shareholders through dividends and our share repurchase program. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.34 per common share at the end of 2025. We target a dividend payout ratio of 30% to 40% of after-tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. We also expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future. In 2025, we repurchased 5,864,563 shares of our common stock at an aggregate cost of $464.2 million, which is an average cost per share of $79.15. In 2024, we repurchased 3,439,551 shares of our common stock at an aggregate cost of $249.8 million, which is an average cost per share of $72.63. Subsequent to December 31, 2025, we repurchased 552,313 shares for $44.4 million at an average cost per share of $80.48.
Managing Debt
Foundational to our capital allocation strategy, we continue to focus on maintaining optimal levels of liquidity and financial flexibility. Our flexible capital strategy allows us to manage our debt maturity profile by making open market debt repurchases when it is opportunistic to do so. We generate a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity allow us to substantially reduce our long-term debt maturities should we choose to do so. In November 2025, we entered into a new bank credit agreement due November 2030 consisting of a $750.0 million term loan, which is funded debt, and a revolving credit facility providing for borrowings of up to $1.75 billion. Proceeds from this new bank credit agreement were used to settle our existing Term Loan and Bank Credit Facility, which were both due January 2028. In addition to more favorable pricing, the new bank credit agreement provides us flexibility with incremental liquidity for capital investment, working capital, and other general corporate purposes.
Other
We make available free of charge, on or through our website, our annual, quarterly, and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Our website is http://www.sci-corp.com and our telephone number is (713) 522-5141. We also post announcements, updates, events, recent news releases and investor information and presentations on our website. We may
12 Service Corporation International

PART I
use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed material information. Each of our Board of Directors’ standing committee charters, our Corporate Governance Guidelines, our Code of Ethics for Board Members, and our Code of Conduct for Officers and Employees are available, free of charge, through our website or, upon request, in print. We will post on our internet website all waivers to, or amendments of, our Code of Conduct for Officers and Employees, which are required to be disclosed by applicable law and New York Stock Exchange listing standards. Information contained on our website is not part of this report. In addition, the SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers where you may obtain a copy of all of the material we file publicly with the SEC. The SEC website address is http://www.sec.gov.
Executive Officers of the Company
The following table sets forth, as of February 12, 2026, the name and age of each executive officer of the Company, the office held, and the year first elected an officer.

Officer Name	Age	Position	Year First Became Officer
Thomas L. Ryan	60	Chairman of the Board and Chief Executive Officer	1999
Sumner J. Waring, III	57	President	2002
Eric D. Tanzberger	57	Executive Vice President, Chief Financial Officer	2000
Lori Spilde	55	Senior Vice President, General Counsel and Secretary	2019
Elisabeth G. Nash	64	Senior Vice President, Operations Services	2004
John H. Faulk	50	Senior Vice President, Chief Operating Officer	2010
Tammy R. Moore	58	Vice President and Chief Accounting Officer	2010
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
Mr. Tanzberger was named Executive Vice President and Chief Financial Officer in 2024. He oversees all finance and accounting functions, business and real estate development, revenue management and information technology. He was appointed Senior Vice President and Chief Financial Officer in June 2006 and also served as Treasurer from July 2007 to February 2017. Mr. Tanzberger joined the Company in August 1996 and held various management positions prior to being promoted to Corporate Controller in August 2002. In 2022, his responsibilities were expanded to include information technology. Before joining SCI, Mr. Tanzberger began his financial career at Coopers and Lybrand LLP. Mr. Tanzberger holds a Bachelor of Business Administration degree from the University of Notre Dame. Mr. Tanzberger is currently a member of the Board of Directors and Chair of the Audit Committee of Sanara MedTech Inc. (NASDAQ: SMTI). He is also a current member of the Executive Committee and the Audit Committee Chair of the United Way of Greater Houston. Mr. Tanzberger is a former member of the Board of Trustees of Junior Achievement of Southeast Texas and the National Funeral Directors Association Funeral Service Foundation.
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
FORM 10-K 13

PART I
Ms. Nash was named Senior Vice President of Operations Services in 2010 and is currently responsible for a variety of support functions, including human resources, supply chain, centralized operations and program management. Prior to that she was Vice President of Process Improvement and Technology, where she led the redefinition of our field and home office processes and systems. Before joining SCI, Ms. Nash served in various senior management accounting and financial positions with Pennzoil Corp. She holds a bachelor's degree in business administration in accounting from Texas A&M University. Ms. Nash serves on the Board of Directors of Genesys Works Houston and on the UpSkill Committee of Greater Houston Partnership.
Mr. Faulk was named Senior Vice President and Chief Operating Officer in 2024 and oversees SCI’s funeral and cemetery operations. He joined SCI in March 2010 as Vice President, Business Development, to oversee the Company's strategic growth, including mergers and acquisitions, real estate, and construction. In 2018, he was named Senior Vice President of Revenue and Business Development. His promotion expanded his role to include setting direction for the company’s pricing and cemetery development functions. Prior to joining the Company, Mr. Faulk worked for Bain & Company, Inc. where he helped Fortune 500 Companies and specialty retailers identify profit growth opportunities and achieve strong operating results. He holds a master's degree in business administration from the Darden Graduate School of Business at the University of Virginia and a bachelor's degree in electrical engineering from the University of Virginia.
Mrs. Moore was named Vice President and Chief Accounting Officer in 2010 and oversees general accounting, trust and technical accounting, internal and external reporting, and customer service. She joined the Company in August 2002 as Manager of Financial Reporting and was promoted to Director of Financial Reporting in 2004 and Managing Director and Assistant Controller in June 2006. Prior to joining the Company, Mrs. Moore was a certified public accountant with PricewaterhouseCoopers LLP. She holds a bachelor's degree in business administration in accounting from the University of Texas at San Antonio and a Master of Accounting degree from the Kenan-Flagler Business School at the University of North Carolina. Since 2019, Mrs. Moore serves on the Board of Regents of Commonwealth Institute of Funeral Service and serves as a member of the University of North Carolina's Master of Accounting Advisory Council.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds:

	Years Ended December 31,
	2025	2024	2023
Preneed funeral merchandise and service trust funds	14.7%	12.3%	16.5%
Preneed cemetery merchandise and service trust funds	15.6%	12.5%	16.9%
Cemetery perpetual care trust funds	14.7%	11.9%	15.3%
Combined trust funds	15.1%	12.3%	16.3%
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
If the investments in our trust funds experience significant declines in 2026 or subsequent years or in a high inflation environment, there could be insufficient funds in the trusts to cover the costs of delivering merchandise and services or
14 Service Corporation International

PART I
maintaining our cemeteries in the future. We may be required to cover any shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, and cash flows. For more information related to our trust investments, see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data.
If the fair value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2025, no such charge was required in any reported period.
We may be required to replenish our affiliated funeral and cemetery trust funds to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.
In certain states and provinces, we have withdrawn allowable distributable earnings, including unrealized gains, from our trust funds prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of market declines that result in a severe decrease in trust fund value, we may be required to replenish amounts in the respective trusts in some future period. As of December 31, 2025, we had unrealized losses of $0.6 million in the various trusts within these states, but no such replenishment is currently expected to be required.
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
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure or by reducing the amount of discretionary income consumers have available to spend on our merchandise and services. Higher inflation in the economy may result in higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we may experience modest cost increases from certain vendors and suppliers on merchandise and goods. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
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
•Engage in mergers, acquisitions, liquidations, and dissolutions;
•Sell assets;
FORM 10-K 15

PART I
•Pay dividends, distributions, and other payments in respect of our capital stock;
•Purchase our capital stock in the open market;
•Make investments, loans, or advances;
•Repay indebtedness or amend the agreements relating thereto;
•Create restrictions on our ability to receive distributions from subsidiaries; and
•Change our lines of business.
Our Bank Credit Facilities require us not to exceed a maximum leverage ratio. This covenant may require us to take actions to reduce our indebtedness or act in a manner contrary to our strategic plan and business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy this covenant. A breach of this covenant could result in a default of our indebtedness. If we breach certain affirmative covenants or the negative covenant contained in our Bank Credit Facilities, then, immediately upon notice from the applicable administrative agent, an event of default will have occurred and the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. If we breach any of the other affirmative covenants contained in our Bank Credit Facilities, and such breach continues unremedied for 30 days after receipt of notice thereof, then an event of default will have occurred and the lenders party thereto could elect to declare all amounts outstanding thereunder, together with accrued interest, immediately due and payable. Any such declaration would also result in an event of default under our Senior Indenture governing our various senior notes. For additional information, see Financial Condition, Liquidity and Capital Resources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 in Part II, Item 8. Financial Statements and Supplementary Data.
If we lost the ability to use surety bonding to support our preneed activities, we may be required to make material cash payments to fund certain trust funds.
We have entered into arrangements with certain surety companies whereby such companies agree to issue surety bonds on our behalf as financial assurance or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been issued to support our preneed funeral and cemetery activities. In the event all of the surety companies canceled or did not renew our surety bonds, which generally have twelve-month renewal periods, we would be required to either obtain replacement coverage or fund approximately $258.7 million into state-mandated trust accounts as of December 31, 2025. There can be no assurance that we would be able to obtain replacement coverage at a similar cost or at all.
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
Our ability to attract and retain a qualified sales force, licensed funeral professionals and other personnel is an important factor in achieving future success. Buying cemetery and funeral home products and services, especially at-need products and services, is very emotional for most customers, so our sales force and licensed funeral professionals must be particularly sensitive to our customers’ needs. We cannot give assurance that we will be successful in our efforts to attract and retain a skilled sales force and licensed funeral professionals. Furthermore, the stringent licensing standards required for funeral professionals under various state regulations create a significant barrier to entry and make it especially challenging to find qualified talent. If we are unable to maintain a qualified and productive sales force and team of licensed funeral professionals, our revenues may decline and our cash available for distribution may decrease.
16 Service Corporation International

PART I
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
In addition to an annual review, we assess the impairment of goodwill and/or other intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in our stock price, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If any of these factors occur, we may have a triggering event, which could result in an impairment of our goodwill and/or other intangible assets. If economic conditions worsen causing deterioration in our operating revenue, operating margins, and cash flows, we may have a triggering event that could result in an impairment of our goodwill and/or other intangible assets. Our cemetery segment, which has a goodwill balance of $406.8 million as of December 31, 2025, is more sensitive to market conditions and goodwill impairments because it is more reliant on preneed sales, which are impacted by customer discretionary spending. For additional information, see Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FORM 10-K 17

PART I
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
We may use artificial intelligence (“AI”) technologies in limited aspects of our operations and information technology systems. AI technologies are evolving and may give rise to operational, legal, regulatory, data security, and privacy risks. Such technologies may produce inaccurate, misleading, or biased outputs or be improperly used by employees, which could adversely affect our business, reputation, financial condition, or results of operations. In addition, increased governmental or regulatory scrutiny or legal claims related to AI could result in additional costs or liabilities, even where our use of AI is limited in our information technology systems and processes.
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
Generally, life expectancy in North America has increased steadily and is expected to continue to do so in the future, absent events related to pandemics or similar outbreaks. Additionally, there is a continuing upward trend in the number of cremations performed in North America as an alternative to traditional funeral service dispositions. In our operations during 2025, 64.4% of the comparable services we performed were cremation cases compared to 63.9% and 63.1% performed in 2024 and 2023, respectively. Our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Risks associated with our supply chain, such as tariffs, could materially adversely affect our financial performance.
We are dependent on our supply chain to supply merchandise to our funeral home and cemetery locations. If our fulfillment network does not operate properly, if a supplier fails to deliver on its commitments, or if delivery networks have difficulty providing capacity to meet demands for their services, we could experience merchandise delivery delays or increased delivery costs, which could lead to lost sales and decreased customer confidence, and adversely affect our results of operations. Changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, due to inflation, natural disasters, pandemics, changes to trade policy or other matters, could adversely affect our results of operations. We cannot predict how changes to trade policy may affect trade agreements or tariffs, nor can we predict the effects that any such changes would have on our supply chain.
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
20 Service Corporation International

PART I
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
Managing Material Risks & Integrated Overall Risk Management
Cybersecurity risk management is integrated into our broader enterprise risk management system, and cybersecurity risk is strategically reviewed, monitored and managed alongside other enterprise risks on a regular basis. Our information security program is designed to evaluate, identify, and manage risks from cybersecurity threats and vulnerabilities, including malware, phishing, hacking, social engineering, data breaches, and emerging risks associated with artificial intelligence. Assessment of risks may include tabletop exercises, control gap analyses, threat modeling, internal or external audits, vulnerability scans, and penetration tests. Our program is regularly assessed using the NIST Cybersecurity Framework, and our policies are reviewed periodically to align with current regulatory requirements and the evolving threat landscape. Our employees are required to take mandatory information security training.
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
Management’s Role in Managing Cybersecurity Risk
The Assistant Vice President, Information Technology Security (AVP, IT Security), who also functions as the company's data protection officer, reports to the Vice President of Information Technology and is responsible for briefing the Audit Committee on information security risks. The AVP, IT Security provides comprehensive briefings to the Audit Committee on a quarterly basis. These briefings highlight various cybersecurity topics, including new cybersecurity threats, incidents, risks, risk management solutions, strategy pivots, or proposed governance changes.
Risk Management Expertise
With over 24 years of experience working on information technology and cybersecurity teams, the AVP, IT Security is the lead architect of the company’s security infrastructure. In his role, the AVP, IT Security has built and developed effective and
FORM 10-K 21

PART I
lasting information security solutions, establishing a robust framework of technical, administrative and physical controls while providing stakeholders such as executive management, operations leadership and legal counsel clear and constant visibility into rapidly evolving business threats. The AVP, IT Security is responsible for detecting known and potential cybersecurity incidents, leading cybersecurity incident investigations, and ensuring that cybersecurity incidents are reported timely, promptly escalated and resolved in accordance with the Company cybersecurity incident response plan. The AVP, IT Security is a Certified Information Security Manager and his cybersecurity expertise is a valuable resource for Company executive leadership and the Board.
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
Reporting Cybersecurity Risk
The AVP, IT Security is responsible for informing executive management of cybersecurity risks and incidents. The AVP, IT Security presents quarterly briefings to the Cyber Security and Data Governance Executive Steering Committee on all issues related to cybersecurity risks and incidents. The Cyber Security and Data Governance Executive Steering Committee includes members from the senior leadership team, such as the Chief Financial Officer, the Senior Vice President of Operations Services and the General Counsel. Our highest levels of management are actively aware and involved in shaping the company’s cybersecurity position and analyzing potential risks. Any cybersecurity incident or data breach that is determined to be material will be reported to the Audit Committee and the Board of Directors.

Item 2. Properties
Information regarding properties is set forth in Part I, Item 1. Business.
Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 9 of Part II, Item 8. Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures
Not applicable.
22 Service Corporation International

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock has been traded on the New York Stock Exchange since May 14, 1974. On December 31, 2025, there were 2,807 holders of record of our common stock. In calculating the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency or listing. At December 31, 2025, we had 139,678,199 shares outstanding, net of 2,278,805 treasury shares.
Our common stock is traded on the New York Stock Exchange under the symbol SCI.
The following graph assumes the total return on $100 invested on December 31, 2020, in SCI Common Stock, the S&P 500 Index, the S&P MidCap 400 Index, and a peer group selected by the Company (the “Peer Group”). The Peer Group comprises Carriage Services, Inc. and Matthews International Corp. Total return data assumes reinvestment of dividends.
For equity compensation plan information, see Part III of this Form 10-K.
FORM 10-K 23

PART II
The following table summarizes our share repurchases during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (4)
October 1, 2025 — October 31, 2025 (1)	69,704	$82.24	55,859	$409,832,213
November 1, 2025 — November 30, 2025 (2)	98,113	$79.43	97,955	402,051,423
December 1, 2025 — December 31, 2025 (3)	582,546	$77.92	582,027	356,699,395
	750,363		735,841
(1) Includes 13,845 shares purchased in October 2025 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans.
(2) Includes 158 shares purchased in November 2025 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans.
(3) Includes 519 shares purchased in December 2025 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans.
(4) In May 2025, we announced an increase in our share repurchase authorization to $600.0 million. The share repurchase authorization does not obligate us to acquire a minimum amount of shares. Under the share repurchase authorization, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At December 31, 2025, we operated 1,485 funeral service locations and 500 cemeteries (including 312 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 700,000 families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $17.0 billion backlog of future revenue from both trust and insurance-funded preneed sales at December 31, 2025. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for full current revenue recognition to the extent that the property is developed and available for use.
We have adequate liquidity and a favorable debt maturity profile, which allow us to reinvest and grow our business as well as return capital to shareholders through share repurchases and dividends.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our atneed revenue. The average revenue per funeral contract is influenced by the mix of traditional and cremation services as our average revenue for cremations is lower than that for traditional burials. To further enhance revenue opportunities, we continue to focus on our cremation customers' preferences and remaining relevant by developing additional memorialization merchandise and services that specifically appeal to cremation customers. We believe the presentation of these additional merchandise and services through our customer-facing technology improves our customers' experience by reducing administrative burdens and allowing them to visualize the enhanced product and service offerings, which we believe will help drive increases in the average revenue for a cremation in future periods. While economic conditions, inflation, and consumer confidence may affect the timing or mix of customer purchases, demand is generally deferred rather than lost. Accordingly, demand for these products and services has historically been less sensitive to economic cycles than other discretionary consumer purchases.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below. For a discussion of our results of operations and liquidity and capital resources for the fiscal year ended December 31, 2024, see
24 Service Corporation International

PART II
Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year December 31, 2024, filed with the Securities and Exchange Commission on February 13, 2025.
FORM 10-K 25

PART II
Financial Condition, Liquidity, and Capital Resources
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $942.8 million in 2025. In addition, as of December 31, 2025, we have $1,448.0 million in borrowing capacity under our revolving credit facility. As of December 31, 2025, we had $56.8 million in current maturities of long-term debt, which primarily consist of the current amounts due on our term loan, mortgage notes and other debt, and finance leases.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at December 31, 2025. We target a leverage ratio of 3.5x to 4.0x.
Our financial covenant requirements and actual ratio as of December 31, 2025 are as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.67
We have the financial strength and flexibility to reward shareholders with dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
Our unencumbered cash on hand, future operating cash flows, and the available capacity under our Bank Credit Facilities gives us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. Due to cash balances residing in Canada and minimum operating cash requirements, a portion of our cash on hand is encumbered.
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital investment strategy is prioritized as follows:
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations. We manage our footprint by focusing on strategic acquisitions and building new funeral service locations where the expected returns are attractive and exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and/or where we can achieve the benefits of economies of scale. We continue to pursue strategic acquisitions and build new funeral service locations in areas that provide us with the potential for additional scale. In 2025, we invested $101.3 million in acquiring 22 funeral service locations and 2 cemeteries, which included 2 combination locations.
Return Excess Cash to Shareholders. In addition to any strategic acquisitions or new build opportunities, we continue to return cash to shareholders through dividends and our share repurchase program. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.34 per common share at the end of 2025. We target a dividend payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants and final determination by our Board of Directors each quarter upon review of our financial performance. We also expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future. In 2025, we repurchased 5,864,563 shares of our common stock at an aggregate cost of $464.2 million, which is an average cost per share of $79.15. In 2024, we repurchased 3,439,551 shares of our common stock at an aggregate cost of $249.8 million, which is an average cost per share of $72.63. Subsequent to December 31, 2025, we repurchased 552,313 shares for $44.4 million at an average cost per share of $80.48.
Managing Debt. We continue to focus on maintaining optimal levels of liquidity and financial flexibility. Our recent $325.0 million increase in availability under our bank credit facility bolsters our flexible capital strategy and allows us to further manage our debt maturity profile by making open market debt repurchases when it is opportunistic to do so. We generate a relatively consistent annual cash flow stream that is generally resistant to down economic cycles. This cash flow stream and our significant liquidity allow us to substantially reduce our long-term debt maturities should we choose to do so. In November 2025, we entered into a new bank credit agreement due November 2030 consisting of a $750.0 million term loan, which is funded debt, and a revolving credit facility providing for borrowings of up to $1.75 billion. Proceeds from this new bank credit agreement were used to settle our existing Term Loan and Bank Credit Facility, which were both due January 2028. In addition to more favorable pricing, the new bank credit agreement provides us flexibility with incremental liquidity for capital investment, working capital, and other general corporate purposes.

Cash Flow
Our ability to generate strong operating cash flow is one of our fundamental financial strengths and provides us with substantial flexibility in meeting operating and investing needs.
Operating Activities
Net cash provided by operating activities was $942.8 million and $944.9 million for the years ended December 31, 2025, and 2024, respectively.
26 Service Corporation International

PART II
The $2.1 million decrease in operating cash flow during 2025 comprises:
•a $119.2 million increase in cash tax payments,
•a $20.2 million increase in employee compensation payments,
•a $19.3 million increase in restructuring payments,
•a $12.2 million increase in net trust deposits,
•a $11.2 million increase in cash interest payments, and
•a $3.9 million increase in vendor and other payments, partially offset by
•a $116.9 million increase in cash receipts from customers,
•a $38.6 million increase in General Agency (GA) commission and other receipts, and
•a $28.4 million decrease in payments for certain legal matters.
Investing Activities
Cash flows from investing activities used $548.3 million and $620.9 million, in 2025, and 2024, respectively. The $72.6 million decreased outflow from 2025 over 2024 is primarily due to the following:
•a $79.9 million decrease in cash spent on business acquisitions,
•a $43.6 million decrease in cash spent on real estate acquisitions,
•a $10.3 million increase in net proceeds for Company-owned life insurance policies,
•a $6.0 million increase in cash receipts from divestitures and asset sales, and
•a $2.2 million decrease in other investing activities primarily for investments in renewable energy tax credits, partially offset by
•a $54.5 million increase in capital expenditures related to construction of our new corporate headquarters which is financed through a separate construction loan facility,
•a $14.9 million increase in total capital expenditures, which includes:
•an $18.8 million increase for growth capital expenditures/construction of new funeral service locations, partially offset by
• a $3.9 million decrease in maintenance capital expenditures, consisting of:
•an $8.6 million decrease in expenditures for digital investments and corporate, partially offset by
•a $3.1 million increase in expenditures for cemetery property development, and
•a $1.6 million increase in expenditures for capital improvements at existing field locations.
Financing Activities
Financing activities used $374.7 million in 2025 compared to $319.6 million in 2024. The $55.1 million increased outflow from 2025 over 2024 is primarily due to the following:
•a $207.3 million increase in purchase of Company common stock,
•a $27.3 million decrease in proceeds from exercises of stock options, and
•a $9.3 million increase in payments of dividends, partially offset by
•a $132.4 million increase in debt proceeds, net of repayments,
•a $54.8 million increase in borrowings from our corporate headquarters debt facility, and
•a $1.6 million decrease in bank overdrafts and other.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Debt & Finance Leases
As of December 31, 2025, we had $5.1 billion in aggregate principal outstanding on our notes, term loan, revolving credit facility, finance leases, mortgage notes, and other debt (collectively "debt and finance leases"), of which $56.8 million is payable in the next twelve months. The aggregate principal excludes $38.1 million in unamortized non-cash debt issuance costs and original issuance discounts and premiums. Future interest payments associated with the debt and finance leases
FORM 10-K 27

PART II
total $1.2 billion, of which $249.1 million is payable in the next twelve months. For further information on our debt and finance leases see Note 6 and Note 8 of Part II, Item 8. Financial Statements and Supplementary Data.
Operating Leases
We have operating lease agreements for funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. As of December 31, 2025, we had fixed lease payment obligations of $65.6 million, of which $10.4 million is due in the next twelve months. See Note 8 in Part II, Item 8. Financial Statements and Supplementary Data for additional details related to our leases.
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

	Years Ended December 31,
	2025	2024
	(In millions)
Preneed funeral	$209.2	$226.8
Preneed cemetery:
Merchandise and services	134.9	135.6
Pre-construction	64.5	56.4
Bonds supporting preneed funeral and cemetery obligations	408.6	418.8
Bonds supporting preneed business permits	8.7	8.1
Other bonds	76.5	27.5
Total surety bonds outstanding	$493.8	$454.4
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
During the second quarter of 2025, we replaced our then-existing letters of credit under the Bank Credit Facility with a $46.0 million surety bond and a related indemnity obligation with a large insurance company, which is included in Other bonds in the table above.
Preneed Activities and Backlog of Contracts
In addition to selling our products and services to client families at the time of need, we enter into price-guaranteed preneed contracts, which provide for future funeral or cemetery merchandise and services. Because preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed contracts be deposited into merchandise and service trusts until the merchandise is delivered or the service is performed. In certain situations, as described above, where permitted by state or provincial laws, we may post a surety bond as financial assurance for a certain amount of the preneed contract in lieu of placing funds into trust accounts. Alternatively, we may sell a life insurance or annuity policy from third-party insurance companies or use other non-insurance funded third-party providers.
Insurance- and Other Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as a general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. We do not reflect the
28 Service Corporation International

PART II
unfulfilled insurance- and other funded preneed contract amounts in our Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals. In early July 2024, we finalized our agreement to change our preferred preneed insurance provider in the United States, which has allowed us to further utilize our scale and streamline our processes across our network. In addition, we have shifted our non-funeral home preneed sales production from trust to insurance-funded contracts.
The table below details our results of insurance-funded and other non-insurance funded third-party preneed production and maturities.

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$816.9	$681.4
Sales production (number of contracts) (1)	160,342	115,853
General agency revenue	$292.1	$230.9
Maturities	$404.9	$380.1
Maturities (number of contracts)	65,452	62,138

Other non-insurance funded third-party:
Sales production(1)	$41.5	$43.6
Sales production (number of contracts)(1)	4,249	4,581
Maturities	$30.7	$27.9
Maturities (number of contracts)	3,079	3,064
(1)    Amounts are not included in our Consolidated Balance Sheet.
Trust-Funded Preneed Contracts
The funds collected from customers are deposited into trusts as required by state or provincial law. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs. Although this represents cash flow to us, the associated revenues are deferred until the merchandise is delivered or services are performed (typically at maturity). The funds in trust are then invested by professional money managers with oversight by independent trustees in accordance with state and provincial laws. As discussed above in Insurance- and Other Funded Preneed Contracts, we have shifted our non-funeral home preneed sales production from trust to insurance-funded contracts.
The tables below detail our results of preneed production and maturities, excluding insurance contracts, for the years ended December 31, 2025 and 2024.
FORM 10-K 29

PART II

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$339.7	$480.0
Sales production (number of contracts)	57,295	113,686
Maturities	$403.6	$378.0
Maturities (number of contracts)	84,699	84,373
Cemetery:
Sales production:
Preneed	$1,421.0	$1,356.3
Atneed	429.9	425.9
Total sales production	$1,850.9	$1,782.2
Sales production deferred to backlog:
Preneed	$713.9	$636.7
Atneed	299.7	301.1
Total sales production deferred to backlog	$1,013.6	$937.8
Revenue recognized from backlog:
Preneed	$496.4	$485.8
Atneed	303.0	304.5
Total revenue recognized from backlog	$799.4	$790.3
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at December 31, 2025 and 2024. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts and other non-insurance funded third-party contracts (which are not included in our Consolidated Balance Sheet) at December 31, 2025 and 2024. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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

	December 31, 2025		December 31, 2024
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.78	$1.78	$1.76	$1.76
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.01	1.01	0.99	0.99
Deferred receipts held in trust	5.78	4.83	5.16	4.50
Allowance for cancellation on trust investments	(0.29)	(0.24)	(0.27)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	8.28	7.38	7.64	7.01
Backlog of insurance- and other funded deferred revenue (1)	8.73	8.73	8.37	8.37
Total backlog of deferred revenue	$17.01	$16.11	$16.01	$15.38

Preneed receivables, net and trust investments	$7.36	$6.41	$6.74	$6.08
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.01	1.01	0.99	0.99
Allowance for cancellation on trust investments	(0.29)	(0.24)	(0.27)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	8.08	7.18	7.46	6.83
Policies associated with insurance- and other funded deferred revenue (1)	8.73	8.73	8.37	8.37
Total assets associated with backlog of preneed revenue	$16.81	$15.91	$15.83	$15.20
(1)    Amounts are not included in our Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of December 31, 2025, the difference between the backlog and total assets at fair value represents $0.17 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.39 billion collected from customers that were not required to be deposited into trusts, and $0.20 billion in allowable cash distributions from trust assets partially offset by $1.56 billion in amounts due on delivered property and merchandise. As of December 31, 2025, the fair value of the total backlog comprised $5.04 billion related to cemetery contracts and $11.97 billion related to funeral contracts. As of December 31, 2025, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $5.10 billion related to cemetery contracts and $2.98 billion related to funeral contracts. As of December 31, 2025, the backlog of insurance-funded contracts of $8.73 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced by one of our operating locations.
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
FORM 10-K 31

PART II
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
As of December 31, 2025, approximately 95% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use four managed limited liability companies (LLCs), one for each merchandise and service trust type and two for the cemetery perpetual care trust type, each with an independent trustee as custodian. Each financial institution acting as trustee manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of December 31, 2025, the largest single equity position represented approximately 1% of the total securities portfolio.
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
32 Service Corporation International

PART II
Trust Performance
During the year ended December 31, 2025, the Standard and Poor’s 500 Index increased 17.9% and the Bloomberg’s US Aggregate Bond Index increased 7.3%. This compares to the SCI trusts that increased 15.1% during the same year-end period, which exceeded our internal custom benchmarks. The SCI trusts have a diversified allocation of approximately 60% equities, 26% fixed income securities, 10% alternative and other investments with the remaining 4% in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $202.2 million and $185.7 million for the years ended December 31, 2025 and 2024, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $111.1 million and $96.4 million for the years ended December 31, 2025 and 2024, respectively.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Years Ended December 31, 2025 and 2024
Management Summary
In 2025, we reported consolidated net income attributable to common stockholders of $542.6 million ($3.80 per diluted share) compared to net income attributable to common stockholders in 2024 of $518.6 million ($3.53 per diluted share). These results were impacted by certain significant items including:

	Years Ended December 31,
	2025	2024
	(In millions)
Pre-tax gain (loss) on divestitures and impairment charges, net	$6.2	$(12.5)
Pre-tax loss on early extinguishment of debt, net	$(0.5)	$—
Pre-tax estimate of (growth) reduction in legal reserve (1)	$(6.4)	$20.3
Pre-tax estimate of restructuring charge	$(2.0)	$(11.5)
Tax effect from significant items	$0.4	$0.4
Change in uncertain tax reserves and other (2)	$(3.9)	$4.0
(1)    Corporate general and administrative expenses in the fourth quarter of 2024, includes a reduction of our California legal reserve of $20.3 million as the primary claims period expired
(2)    See Note 5 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information related to change in uncertain tax reserves and other.
In addition to the above items, the increase over the prior year is due to higher funeral gross profit driven by an increase in funeral average revenue per service and higher cemetery gross profit. Additionally, the higher tax rate was partially offset by lower interest expense and a lower share count.
FORM 10-K 33

PART II
Funeral Results

	Years Ended December 31,
	2025	2024
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$2,405.5	$2,324.2
Less: revenue associated with acquisitions/new construction	62.7	17.3
Less: revenue associated with divestitures	2.8	7.1
Comparable(1) funeral revenue	2,340.0	2,299.8
Less: non-funeral home preneed sales revenue	92.2	103.8
Less: core general agency and other revenue	223.2	212.1
Adjusted comparable funeral revenue	$2,024.6	$1,983.9
Comparable services performed	347,696	350,607
Comparable average revenue per service(2)	$5,823	$5,658

Consolidated funeral gross profit	495.8	465.3
Less: gross profit associated with acquisitions/new construction	9.3	1.7
Less: gross loss associated with divestitures	(2.3)	(2.6)
Comparable(1) funeral gross profit	$488.8	$466.2
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2024 and ending December 31, 2025.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $2,405.5 million for the year ended December 31, 2025, compared to $2,324.2 million in 2024. This $81.3 million, or 3.5%, increase in revenue is primarily attributable to a $45.4 million increase in revenue contributed by newly constructed and acquired properties, and a $40.2 million increase in comparable funeral revenue.
Comparable revenue from funeral operations was $2,340.0 million for the year ended December 31, 2025 compared to $2,299.8 million in 2024. The $40.2 million, or 1.7%, increase was due to a $40.7 million increase in adjusted comparable funeral revenue and a $11.1 million increase in core general agency and other revenue, partially offset by a $11.6 million decrease in non-funeral home preneed sales revenue.
Adjusted comparable funeral revenue increased $40.7 million, or 2.1%, primarily due to a 2.9% growth in total average revenue per service, partially offset by a 0.8% decrease in total services performed. Our total comparable cremation rate increased 50 basis points over prior year to 64.4%.
Core general agency and other revenue increased $11.1 million, primarily due to growth in general agency revenue from higher commission rates as a result of the change in our preferred preneed insurance provider in mid-2024.
Non-funeral home preneed sales revenue decreased $11.6 million primarily due to an operational shift to defer the delivery of urns on preneed contracts to the time of need. This decrease is partially offset by an increase in general agency revenue as we shifted more production from trust to insurance-funded contracts.
Funeral Gross Profit
Consolidated funeral gross profit increased $30.5 million, or 6.6%, in 2025 compared to 2024. This increase is primarily attributable to a $22.6 million, or 4.8%, increase in comparable funeral gross profit and a $7.6 million increase in gross profit contributed by acquired and newly constructed properties. Comparable funeral gross profit increased $22.6 million to $488.8 million and the comparable gross profit percentage increased 60 basis points from 20.3% to 20.9%. This increase in gross profit is due to the higher revenue mentioned above and effectively managing fixed costs, partially offset by a $13.0 million increase in selling compensation costs. Higher selling compensation costs resulted primarily from a $121.2 million increase in funeral preneed insurance sales production coupled with an operational shift from variable to fixed compensation for core preneed funeral sales counselors. Fixed selling compensation is expensed as incurred.
34 Service Corporation International

PART II
Cemetery Results

	Years Ended December 31,
	2025	2024
	(In millions)
Consolidated cemetery revenue	$1,903.7	$1,862.2
Less: revenue associated with acquisitions/new construction	13.7	2.1
Less: revenue associated with divestitures	0.1	(0.1)
Comparable(1) cemetery revenue	$1,889.9	$1,860.2

Consolidated cemetery gross profit	$644.3	$625.4
Less: gross profit (loss) associated with acquisitions/new construction	6.1	0.6
Less: gross (loss) profit associated with divestitures	0.1	(0.2)
Comparable(1) cemetery gross profit	$638.1	$625.0
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2024 and ending December 31, 2025.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $41.5 million, or 2.2%, in 2025 compared to 2024 primarily due to a $29.7 million, or 1.6%, increase in comparable cemetery revenue and a $11.6 million increase in revenue contributed by acquired and newly constructed properties.
The $29.7 million increase in comparable cemetery revenue was primarily attributable to a $14.6 million increase in comparable cemetery core revenue. This increase was primarily a result of a $12.7 million increase in recognized preneed revenue, which benefited from growth in comparable preneed sales production and higher trust fund income. Additionally, comparable other revenue increased $15.0 million, primarily from higher endowment care trust fund income.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $18.9 million, or 3.0%, in 2025 compared to 2024. This increase is primarily attributable to a $13.1 million increase in comparable cemetery gross profit and a $5.5 million increase in gross profit contributed by acquired and newly constructed properties. Comparable cemetery gross profit increased $13.1 million to $638.1 million, and the gross profit percentage increased 20 basis points from 33.6% to 33.8% primarily due to the higher revenue mentioned above coupled with effective cost management, partially offset by higher selling compensation on higher sales production.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $166.2 million in 2025 compared to $139.0 million in 2024. In the prior year, we recognized a $20.3 million reduction in our California legal reserve. Additionally, we recognized a $6.4 million settlement of certain legal matters in the current year. Adjusting for the $26.7 million in legal matters, corporate general and administrative expenses increased $0.5 million.
Gain and Loss on Divestitures and Impairment Charges, Net
We recognized a $6.2 million net pre-tax gain and a $12.5 million net pre-tax loss on asset divestitures and impairments in 2025 and 2024, respectively, which includes the net impact from the sale of non-essential real estate and businesses as well as impairment of long-lived assets and intangibles.
Interest Expense
Interest expense decreased $2.4 million to $255.4 million in 2025 primarily due to lower interest rates on our floating rate debt partially offset by higher average debt balances outstanding.
Provision for Income Taxes
The 2025 consolidated effective tax rate was 25.6%, compared to 23.2% in 2024. The increase in the effective tax rate in 2025 was primarily due to a decrease in excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the year ended December 31, 2025 was higher than the federal statutory tax rate of 21% primarily due to state and foreign income taxes.
FORM 10-K 35

PART II
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
We also sell price-guaranteed preneed contracts through various programs providing for future merchandise and services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed contracts is deferred until control of the merchandise or the services is transferred to the customer, which is upon delivery of the merchandise or as services are performed, generally at the time of need. On certain preneed contracts, we historically sold memorialization merchandise, which consists of urns and urn-related products, that we delivered to the customer at the time of sale. In 2024, we began a transition and operational shift to defer the delivery of urns on preneed contracts to the time of need. Revenue is recognized at the time of delivery as control of the memorialization merchandise is transferred to the customer.
For personalized marker merchandise sold on a preneed contract, we will:
•purchase the merchandise from vendors,
•personalize such merchandise in accordance with the customer's specific written instructions,
•either store the merchandise at a third-party bonded storage facility or install the merchandise, based on the customer's instructions, and
•transfer title to the customer.
We recognize revenue and record the cost of sales when control of the merchandise is transferred, which occurs upon delivery to the third-party storage facility or installation of the merchandise at the cemetery.
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
36 Service Corporation International

PART II
Our goodwill impairment test involves estimates and management judgment. In order to perform our goodwill impairment test, we perform either a qualitative or quantitative assessment. If we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors in assessing the fair value of the related reporting unit. If we determine that it is more likely than not that the fair value of the reporting unit is less that its carrying value, a quantitative test is the performed. For those reporting units tested using a quantitative approach, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using an income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value is less than the related carrying amount for a reporting unit, we compare the implied fair value of goodwill to the carrying amount of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
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
FORM 10-K 37

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
As of December 31, 2025, foreign withholding taxes have not been provided on the estimated $306.5 million of undistributed earnings and profits ("E&P") of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in the respective businesses outside the United States. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $15.8 million. Additionally, if we were to repatriate E&P in excess of our previously taxed income under the Tax Cuts and Jobs Act of 2017, such excess repatriation may cause us to incur an additional U.S. federal income tax of approximately $7.7 million related to our hybrid debt structure between Canada and the United States that was eliminated in 2022.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
The federal statutes of limitations have expired for all tax years prior to 2022. Our 2022 federal income tax return is currently under audit by the IRS. Various state and foreign jurisdictions are auditing years 2020 through 2023. The outcome of each of these audits cannot be predicted at this time.
Insurance Loss Reserves
We purchase comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation insurance coverages structured with high deductibles. This high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers’ compensation exposures due to the extended period of time that transpires between the time claim occurs and the full settlement of such claim, which may be many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages falling within the deductible of each coverage. Assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency, severity patterns, inflationary trends, and data reasonableness will generally affect the analysis and determination of the “best estimate” of the projected ultimate claim losses. The results of these evaluations are used to both analyze and adjust our insurance loss reserves. As of December 31, 2025, insurance loss reserves were $108.4 million.
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
38 Service Corporation International

PART II
Marketable Equity and Debt Securities — Price Risk
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices.
Cost and market values as of December 31, 2025 are presented in Note 3 in Part II, Item 8, Financial Statements and Supplementary Data. Also see "Trust Investments" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Conditions, Liquidity, and Capital Resources, for discussion of trust investments.
Market-Rate Sensitive Instruments — Interest Rate Risk
At December 31, 2025 and 2024, approximately 79% and 84%, respectively, of our total debt consisted of fixed rate debt at a weighted average rate of 4.67% and 4.64%, respectively. A hypothetical increase in interest rates by 10% of the rates associated with our floating rate debt would increase our interest expense by $5.9 million. See Notes 6 and 7 in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.
Market-Rate Sensitive Instruments — Currency Risk
At December 31, 2025 and 2024, our foreign currency exposure was primarily associated with the Canadian dollar. At December 31, 2025, approximately 7% of our stockholders’ equity and debt and 6% of our operating income was denominated in the Canadian dollar. Approximately 6% of our stockholders’ equity and debt and 6% of our operating income was denominated in the Canadian dollar at December 31, 2024. We do not have any investments in foreign operations considered to be in highly inflationary economies.
FORM 10-K 39

PART II
Item 8. Financial Statements and Supplementary Data
All other schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements or the related notes thereto.
40 Service Corporation International

PART II
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Service Corporation International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Service Corporation International and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
FORM 10-K 41

PART II
Revenue Recognition – Funeral and Cemetery Merchandise and Services and Cemetery Property Interment Rights
As described in Note 2 to the consolidated financial statements, for the year ended December 31, 2025, the Company earned $4.3 billion in consolidated revenue, of which the majority was derived from the delivery of funeral and cemetery merchandise and services, as well as cemetery property interment rights. Revenue is recognized when control of the merchandise or services is transferred to the customer. Control transfers when merchandise is delivered or services are performed. For cemetery property interment rights, control transfers to the customer when the property is developed and the interment right has been sold and can no longer be marketed or sold to another customer. Total consideration received for contracts with customers represents the stated amount of the contract excluding any amounts collected on behalf of third parties. The total consideration received for contracts with customers is allocated to each performance obligation based on relative selling price. Relative selling prices are determined by the amount the Company sells the performance obligation for on a stand-alone basis or their best estimate of the amount they would sell it for based on an adjusted market assessment approach that is consistent with their historical pricing practices.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to Company’s funeral and cemetery merchandise and services and cemetery property interment rights. These procedures also included, among others, (i) testing, on a sample basis, revenue recognized by obtaining and inspecting source documents, such as contracts, proof of control transfer, and where applicable, cash receipts; (ii) testing, on a sample basis, cemetery property interment rights revenue transactions recorded near year end to evaluate whether they were recorded in the appropriate period; and (iii) testing the completeness of the contract listing provided by management.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 12, 2026
We have served as the Company’s auditor since 1993.
42 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Operations

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$2,080,099	$2,108,009	$2,124,600
Service revenue	1,807,065	1,731,899	1,683,417
Other revenue	422,070	346,471	291,761
Total revenue	4,309,234	4,186,379	4,099,778
Costs of revenue
Cost of property and merchandise	(1,086,411)	(1,074,412)	(1,075,041)
Cost of service	(974,925)	(940,119)	(912,346)
Overhead and other expenses	(1,107,824)	(1,081,191)	(1,020,584)
Costs of revenue	(3,169,160)	(3,095,722)	(3,007,971)
Gross profit	1,140,074	1,090,657	1,091,807
Corporate general and administrative expenses	(166,158)	(139,019)	(157,368)
Restructuring charge	(1,980)	(11,470)	—
Gains (loss) on divestitures and impairment charges, net	6,151	(12,488)	9,816
Operating income	978,087	927,680	944,255
Interest expense	(255,372)	(257,771)	(239,447)
Losses on early extinguishment of debt, net	(523)	(25)	(1,114)
Other income, net	7,591	5,534	4,912
Income before income taxes	729,783	675,418	708,606
Provision for income taxes	(186,938)	(156,665)	(170,945)
Net income	542,845	518,753	537,661
Net income attributable to noncontrolling interests	(231)	(105)	(344)
Net income attributable to common stockholders	$542,614	$518,648	$537,317
Basic earnings per share:
Net income attributable to common stockholders	$3.83	$3.57	$3.57
Basic weighted average number of shares	141,603	145,271	150,565
Diluted earnings per share:
Net income attributable to common stockholders	$3.80	$3.53	$3.53
Diluted weighted average number of shares	142,689	146,782	152,351
(See notes to consolidated financial statements)
FORM 10-K 43

PART II
Service Corporation International
Consolidated Statement of Comprehensive Income

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$542,845	$518,753	$537,661
Other comprehensive income:
Foreign currency translation adjustments	19,648	(32,121)	8,353
Total comprehensive income	562,493	486,632	546,014
Total comprehensive income attributable to noncontrolling interests	(233)	(96)	(344)
Total comprehensive income attributable to common stockholders	$562,260	$486,536	$545,670
(See notes to consolidated financial statements)
44 Service Corporation International

PART II
Service Corporation International
Consolidated Balance Sheet

	December 31,
	2025	2024
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$243,581	$218,766
Receivables, net of reserves of $3,944 and $4,040, respectively	100,415	94,341
Inventories	35,246	33,318
Other	32,551	30,905
Total current assets	411,793	377,330
Preneed receivables, net of reserves of $34,680 and $35,857, respectively, and trust investments	7,360,793	6,739,332
Cemetery property	2,201,967	2,129,404
Property and equipment, net	2,751,761	2,581,069
Goodwill	2,169,055	2,081,015
Deferred charges and other assets, net of reserves of $2,460 and $2,367, respectively	1,360,530	1,317,256
Cemetery perpetual care trust investments	2,398,613	2,154,032
Total assets	$18,654,512	$17,379,438

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$685,156	$639,274
Current maturities of long-term debt	56,847	83,850
Income taxes payable	3,701	715
Total current liabilities	745,704	723,839
Long-term debt	5,082,970	4,751,448
Deferred revenue, net	1,779,266	1,755,170
Deferred tax liability	691,033	649,195
Other liabilities	550,793	513,480
Deferred receipts held in trust	5,784,398	5,162,525
Care trusts’ corpus	2,381,507	2,145,112
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 141,957,004 and 146,668,589 shares issued, respectively, and 139,678,199 and 144,694,887 shares outstanding, respectively	139,678	144,695
Capital in excess of par value	987,210	986,830
Retained earnings	498,958	553,701
Accumulated other comprehensive income (loss)	12,425	(7,221)
Total common stockholders’ equity	1,638,271	1,678,005
Noncontrolling interests	570	664
Total equity	1,638,841	1,678,669
Total liabilities and equity	$18,654,512	$17,379,438
(See notes to consolidated financial statements)
FORM 10-K 45

PART II
Service Corporation International
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2025	2024	2023
		(In thousands)
Cash flows from operating activities:
Net income	$542,845	$518,753	$537,661
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt, net	523	25	1,114
Depreciation and amortization	219,654	208,211	191,272
Amortization of intangibles	16,370	17,222	18,736
Amortization of cemetery property	104,262	102,510	101,234
Amortization of loan costs	8,823	7,527	6,871
Provision for expected credit losses	8,894	11,542	11,245
Provision for deferred income taxes	41,017	7,541	191,516
(Gain) loss on divestitures and impairment charges, net	(6,151)	12,488	(9,816)
Share-based compensation	17,633	18,783	17,043
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in receivables	(9,723)	(1,481)	(3,810)
(Increase) decrease in other assets	(31,727)	65,043	(131,581)
Increase (decrease) in payables and other liabilities	12,434	21,100	(11,296)
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(49,351)	(134,986)	(178,642)
Increase in deferred revenue, net	30,220	59,189	157,656
Increase (decrease) in deferred receipts held in trust	37,075	31,445	(30,160)
Net cash provided by operating activities	942,798	944,912	869,043
Cash flows from investing activities:
Capital expenditures	(388,553)	(373,659)	(361,793)
Business acquisitions, net of cash acquired	(101,291)	(181,210)	(72,535)
Real estate acquisitions	(18,504)	(62,061)	(56,409)
Corporate headquarters	(69,898)	(15,448)	—
Proceeds from divestitures and sales of property and equipment	30,405	24,403	25,888
Payments for Company-owned life insurance policies	(229)	(3,024)	(8,058)
Proceeds from Company-owned life insurance policies	11,433	3,914	10,119
Other investing activities	(11,647)	(13,864)	(6,598)
Net cash used in investing activities	(548,284)	(620,949)	(469,386)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,060,890	1,451,137	957,433
Debt issuance costs	(5,424)	(15,390)	(7,471)
Scheduled payments of debt	(21,233)	(24,447)	(22,230)
Early payments of debt	(804,600)	(1,315,524)	(580,973)
Principal payments on finance leases	(38,321)	(36,840)	(34,482)
Proceeds from exercise of stock options	29,401	56,683	24,181
Proceeds from corporate headquarters debt facility	54,766	—	—
Purchase of Company common stock	(461,015)	(253,733)	(544,844)
Payments of dividends	(183,571)	(174,282)	(167,983)
Bank overdrafts and other	(5,619)	(7,245)	(4,773)
Net cash used in financing activities	(374,726)	(319,641)	(381,142)
Effect of foreign currency	5,281	(7,684)	1,722
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,069	(3,362)	20,237
Cash, cash equivalents, and restricted cash at beginning of period	221,399	224,761	204,524
Cash, cash equivalents, and restricted cash at end of period	$246,468	$221,399	$224,761
(See notes to consolidated financial statements)
46 Service Corporation International

PART II
Service Corporation International
Consolidated Statement of Equity

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2022	$156,089	$(2,149)	$958,329	$544,384	$16,538	$232	$1,673,423
Comprehensive income	—	—	—	537,317	8,353	344	546,014
Dividends declared on common stock ($1.02 per share)	—	—	—	(167,983)	—	—	(167,983)
Share-based compensation earned	24	—	17,019	—	—	—	17,043
Stock option exercises	927	—	23,254	—	—	—	24,181
Restricted stock awards, net of forfeitures	132	1	(133)	—	—	—	—
Purchase of Company common stock	—	(8,701)	(59,603)	(481,264)	—	—	(549,568)
Noncontrolling interest payments	—	—	—	—	—	(367)	(367)
Retirement of treasury shares	(8,874)	8,874	—	—	—	—	—
Other	—	—	(1,270)	—	—	—	(1,270)
Balance at December 31, 2023	$148,298	$(1,975)	$937,596	$432,454	$24,891	$209	$1,541,473
Comprehensive income	—	—	—	518,648	(32,112)	96	486,632
Dividends declared on common stock ($1.12 per share)	—	—	—	(174,282)	—	—	(174,282)
Share-based compensation earned	25	—	18,758	—	—	—	18,783
Stock option exercises	1,646	—	55,037	—	—	—	56,683
Restricted stock awards, net of forfeitures	141	—	(141)	—	—	—	—
Purchase of Company common stock	—	(3,440)	(23,206)	(223,119)	—	—	(249,765)
Noncontrolling interest payments	—	—	—	—	—	359	359
Retirement of treasury shares	(3,440)	3,440	—	—	—	—	—
Other	—	—	(1,214)	—	—	—	(1,214)
Balance at December 31, 2024	$146,670	$(1,975)	$986,830	$553,701	$(7,221)	$664	$1,678,669
Comprehensive income	—	—	—	542,614	19,646	233	562,493
Dividends declared on common stock ($1.30 per share)	—	—	—	(183,571)	—	—	(183,571)
Share-based compensation earned	23	—	17,610	—	—	—	17,633
Stock option exercises	704	—	28,697	—	—	—	29,401
Restricted stock awards, net of forfeitures	121	—	(121)	—	—	—	—
Purchase of Company common stock	—	(5,865)	(44,520)	(413,787)	—	—	(464,172)
Noncontrolling interest payments	—	—	—	—	—	(327)	(327)
Retirement of treasury shares	(5,561)	5,561	—	—	—	—	—
Other	—	—	(1,286)	1	—	—	(1,285)
Balance at December 31, 2025	$141,957	$(2,279)	$987,210	$498,958	$12,425	$570	$1,638,841
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
Our cemeteries provide cemetery property interment rights, including developed lots, lawn crypts, mausoleum spaces, cremation niches, and custom inventory, including private mausoleums, family estates, and exclusive cremation memorialization options. Cemetery merchandise and services, including memorial cemetery markers and bases, outer burial containers, flowers and floral placement, other ancillary merchandise, graveside services, merchandise installation, and interments, are sold at our cemeteries.
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
Certain reclassifications have been made to prior period amounts to conform to the current period disclosure presentation with no effect on our consolidated net income, cash flows, or equity.
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
48 Service Corporation International

PART II
The components of cash, cash equivalents, and restricted cash were as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$243,581	$218,766
Restricted cash(1):
Included in Other current assets	2,231	2,000
Included in Deferred charges and other assets	656	633
Total restricted cash	2,887	2,633
Total cash, cash equivalents, and restricted cash	$246,468	$221,399
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, Net
The components of Receivables, net in our Consolidated Balance Sheet were as follows:

	December 31, 2025
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$38,830	$20,396	$44,960	$173	$104,359
Reserve for credit losses	(1,866)	(1,799)	(170)	(109)	(3,944)
Receivables, net	$36,964	$18,597	$44,790	$64	$100,415

	December 31, 2024
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$35,950	$21,703	$40,559	$169	$98,381
Reserve for credit losses	(1,558)	(2,048)	(320)	(114)	(4,040)
Receivables, net	$34,392	$19,655	$40,239	$55	$94,341
Additionally, included in Deferred charges and other assets, net were notes receivable, net and long-term miscellaneous receivables, net as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Notes receivable	$9,019	$10,089
Reserve for credit losses	(1,952)	(1,796)
Notes receivable, net	$7,067	$8,293

Long-term miscellaneous receivables	$7,900	$8,484
Reserve for credit losses	(508)	(571)
Long-term miscellaneous receivables, net	$7,392	$7,913
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

FORM 10-K 49

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
The following table summarizes the activity in our reserve for credit losses by portfolio segment, excluding preneed receivables which are presented in Note 3, for the year ended December 31, 2025:

	December 31, 2024	Provision for Expected Credit Losses	Write Offs	Recoveries	Effect of Foreign Currency	December 31, 2025
	(In thousands)
Trade receivables:
Funeral	$(1,558)	$(5,141)	$7,420	$(2,934)	$347	$(1,866)
Cemetery	(2,048)	(770)	1,665	(646)	—	(1,799)
Total reserve for credit losses on trade receivables	$(3,606)	$(5,911)	$9,085	$(3,580)	$347	$(3,665)

Miscellaneous receivables:
Current	$(320)	$115	$—	$—	$35	$(170)
Long-term	(571)	63	—	—	—	(508)
Total reserve for credit losses on miscellaneous receivables	$(891)	$178	$—	$—	$35	$(678)

Reserve for credit losses on notes receivable	$(1,910)	$(150)	$—	$—	$(1)	$(2,061)

At December 31, 2025, the amortized cost basis of our miscellaneous and notes receivables by year of origination was as follows:

	2025	2024	2023	2022	2021	Prior	Revolving Line of Credit	Total
	(In thousands)
Miscellaneous receivables:
Current	$41,604	$2,637	$562	$142	$13	$2	$—	$44,960
Long-term	3,283	2,814	1,366	372	57	8	—	7,900
Total miscellaneous receivables	$44,887	$5,451	$1,928	$514	$70	$10	$—	$52,860

Notes receivable	$—	$—	$—	$—	$—	$4,457	$4,735	$9,192
50 Service Corporation International

PART II
At December 31, 2025, the payment status of our miscellaneous and notes receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Miscellaneous receivables:
Current	$—	$—	$—	$2,394	$2,394	$42,566	$44,960
Long-term	—	—	—	—	—	7,900	7,900
Total miscellaneous receivables	$—	$—	$—	$2,394	$2,394	$50,466	$52,860

Notes receivable	$—	$—	$—	$1,115	$1,115	$8,077	$9,192
Inventories and Cemetery Property
Funeral and cemetery merchandise are stated at the lower of average cost or net realizable value. Cemetery property is recorded at cost. Inventory costs and cemetery property are relieved using specific identification upon fulfillment of performance obligations of our contracts. Cemetery property amortization was $104.3 million, $102.5 million, and $101.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense, whereas renewals and major replacements that extend the useful lives of the assets are capitalized. Depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years, equipment is depreciated over a period from three years to twelve years; and leasehold improvements are depreciated over the shorter of the lease term or twelve years. Depreciation and amortization expense related to property and equipment was $219.7 million, $208.2 million, and $191.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and the resulting gains and losses are included in the Consolidated Statement of Operations in the period of sale or disposal.
Leases
We have both operating and finance leases. Our operating leases primarily include funeral service real estate and office equipment for funeral service locations, cemetery locations, and administrative offices. Our finance leases primarily include transportation equipment but also include real estate and office equipment. Lease terms related to real estate generally range from one year to forty years with options to renew at varying terms. Lease terms related to office and transportation equipment generally range from one year to eight years with options to renew at varying terms.
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
For a lessee, the discount rate for the lease is defined as the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term with an amount equal to the lease payments in a similar economic environment. We use the rate implicit in each lease for vehicles and other transportation equipment, which represents 59% of our total lease liability as of December 31, 2025 and which are substantially all finance leases. For leases of real estate and non-transportation equipment, which are primarily operating leases, we use our incremental borrowing rate since the rate implicit in these leases cannot be readily determined. To calculate the incremental borrowing rate, we utilize the yield-to-worst of our publicly traded debt securities, adjusted for the appropriate duration on a secured basis. As an accounting policy election, we include reasonably certain renewal periods when determining the rate to use as the incremental borrowing rate for each lease.
FORM 10-K 51

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
Goodwill
The excess of purchase price over the fair value of identifiable net assets acquired in business combinations is recorded as goodwill. Goodwill is evaluated annually during the fourth quarter for impairment by assessing the fair value of each of our reporting units.
Our goodwill impairment test involves estimates and management judgment. In order to perform our goodwill impairment test, we perform either a qualitative or quantitative assessment. If we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors in assessing the fair value of the related reporting unit. If we determine that it is more likely than not that the fair value of the reporting unit is less that its carrying value, a quantitative test is then performed. For those reporting units tested using a quantitative approach, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We determine fair value of each reporting unit using an income approach. The income approach, which is a discounted cash flow method, uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the carrying amount exceeds the fair value of a reporting unit, an impairment is recognized in an amount equal to the excess, up to the amount of goodwill in the reporting unit.
For our most recent annual impairment test performed in the fourth quarter, we performed a qualitative analysis for each of our reporting units. After evaluating economic, industry and company-specific factors for each of our reporting units, we determined it was more likely than not that the fair values of our reporting units exceeded their carrying values. Thus, no quantitative assessment was required.
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
52 Service Corporation International

PART II
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
Treasury Stock
We make treasury stock purchases in the open market or through privately negotiated transactions subject to market conditions and normal trading restrictions. We account for the repurchase of our common stock under the par value method. We canceled 5.6 million, 3.4 million, and 8.9 million shares of our common stock held in our treasury in 2025, 2024, and 2023, respectively. These retired treasury shares were changed to authorized but unissued status.
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
FORM 10-K 53

PART II
We also sell price-guaranteed preneed contracts through various programs providing for future merchandise and services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed contracts is deferred until control of the merchandise or the services is transferred to the customer, which is upon delivery of the merchandise or as services are performed, generally at the time of need. On certain preneed contracts, we historically sold memorialization merchandise, which consists of urns and urn-related products, that we delivered to the customer at the time of sale. In 2024, we began a transition and operational shift to defer the delivery of urns on preneed contracts to the time of need. Revenue is recognized at the time of delivery as control of the memorialization merchandise is transferred to the customer.
For personalized marker merchandise sold on a preneed contract, we will:
•purchase the merchandise from vendors,
•personalize such merchandise in accordance with the customer's specific written instructions,
•either store the merchandise at a third-party bonded storage facility or install the merchandise, based on the customer's instructions, and
•transfer title to the customer.
We recognize revenue and record the cost of sales when control of the merchandise is transferred, which occurs upon delivery to the third-party storage facility or installation of the merchandise at the cemetery.
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
54 Service Corporation International

PART II
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
Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed. Costs related to property interment rights include the property and construction costs specifically identified by each project. Property and construction costs are charged to expense when the revenue is recognized by specific identification in the fulfillment of the performance obligation. Incremental direct selling costs are deferred until fulfillment of the performance obligations. These deferred costs are classified as long-term on our Consolidated Balance Sheet because we do not control the timing of the delivery of the merchandise or performance of the services as they are generally provided at the time of need. For the years ended December 31, 2025, 2024, and 2023, we recognized $230.9 million, $239.8 million, and $247.4 million, respectively, of incremental selling costs. All other selling costs are expensed as incurred.
The components of Cost of revenue in our Consolidated Statement of Operations are:
•Cost of property and merchandise, which includes cemetery property amortization, the direct cost of merchandise, labor-related costs for merchandise handling and delivery, cemetery maintenance expenses, depreciation, and selling costs;
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
Insurance-Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. GA revenue recognized in 2025, 2024, and 2023 was $292.1 million, $230.9 million, and $185.6 million, respectively.
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
Restructuring Charge
In 2025, we recognized a restructuring charge of $2.0 million, primarily due to professional fees incurred in connection with the implementation and completion of restructuring actions. We paid $21.6 million of deferred compensation arrangements primarily associated with retired executives and other restructuring related charges during 2025. The restructuring charge is presented separately on our Consolidated Statement of Operations.
In 2024, we recognized a restructuring charge of $11.5 million, which included the retirements and position eliminations of various home office and corporate positions as part of ongoing cost management. We paid $2.3 million of the recognized charge during 2024. The restructuring charge is presented separately on our Consolidated Statement of Operations.
FORM 10-K 55

PART II
Accounting Standards Adopted in 2025
Income Tax
In December 2023, the FASB amended guidance that requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted the new guidance for the year ended December 31, 2025 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements.
Recently Issued Accounting Standards
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
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Preneed receivables, net	$1,561,836	$1,570,773

Trust investments, at fair value	7,965,010	7,084,723
Insurance-backed fixed income securities and other	232,560	237,868
Trust investments	8,197,570	7,322,591
Less: Cemetery perpetual care trust investments	(2,398,613)	(2,154,032)
Preneed trust investments	5,798,957	5,168,559

Preneed receivables, net and trust investments	$7,360,793	$6,739,332
Preneed receivables, net comprised the following:

	December 31, 2025
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$142,485	$1,482,721	$1,625,206
Unearned finance charges	(13,486)	(15,204)	(28,690)
Preneed receivables, at amortized cost	$128,999	$1,467,517	$1,596,516
Reserve for credit losses	(20,632)	(14,048)	(34,680)
Preneed receivables, net	$108,367	$1,453,469	$1,561,836
56 Service Corporation International

PART II

	December 31, 2024
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$183,016	$1,444,084	$1,627,100
Unearned finance charges	(11,083)	(9,387)	(20,470)
Preneed receivables, at amortized cost	$171,933	$1,434,697	$1,606,630
Reserve for credit losses	(20,132)	(15,725)	(35,857)
Preneed receivables, net	$151,801	$1,418,972	$1,570,773
At December 31, 2025, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$26,117	$35,128	$29,238	$14,857	$7,367	$16,292	$128,999
Cemetery	577,225	401,813	259,307	141,389	52,557	35,226	1,467,517
Total preneed receivables, at amortized cost	$603,342	$436,941	$288,545	$156,246	$59,924	$51,518	$1,596,516
At December 31, 2025, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$3,967	$2,348	$1,423	$31,094	$38,832	$90,167	$128,999
Cemetery	54,778	51,295	12,456	4,334	122,863	1,344,654	1,467,517
Total preneed receivables, at amortized cost	$58,745	$53,643	$13,879	$35,428	$161,695	$1,434,821	$1,596,516
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the twelve months ended December 31, 2025.

	December 31, 2024	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	December 31, 2025
	(In thousands)
Funeral	$(20,132)	$(4,051)	$3,554	$(3)	$(20,632)
Cemetery	(15,725)	1,040	653	(16)	(14,048)
Total reserve for credit losses on preneed receivables	$(35,857)	$(3,011)	$4,207	$(19)	$(34,680)
FORM 10-K 57

PART II
The table below sets forth certain investment-related activities associated with our trusts:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Deposits	$644,140	$637,406	$590,257
Withdrawals	$600,900	$608,251	$591,591
Purchases of securities	$2,333,514	$2,227,515	$2,070,313
Sales of securities	$2,193,952	$2,212,443	$2,038,517
Realized gains from sales of securities(1)	$538,513	$509,982	$281,168
Realized losses from sales of securities(1)	$(131,685)	$(183,620)	$(227,075)
(1)All realized gains and losses are recognized in Other income, net for our trust investments and are offset by a corresponding reclassification in Other income, net to Deferred receipts held in trust and Care trusts’ corpus.
The activity in Preneed receivables, net and trust investments was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Beginning balance - Preneed receivables, net and trust investments	$6,739,332	$6,191,912	$5,577,499
Net preneed contract sales	1,878,217	1,946,232	1,973,012
Cash receipts from customers, net of refunds	(1,805,347)	(1,752,920)	(1,699,683)
Deposits to trust	562,614	557,398	515,866
Acquisitions of businesses, net	5,865	60,561	3,394
Net undistributed investment earnings (losses) (1)	576,106	424,543	527,264
Maturities and distributed earnings	(584,826)	(595,087)	(591,834)
Change in cancellation allowance	1,195	(3,430)	(5,160)
Change in amounts due on unfulfilled performance obligations	(19,758)	(43,547)	(93,473)
Effect of foreign currency and other	7,395	(46,330)	(14,973)
Ending balance - Preneed receivables, net and trust investments	$7,360,793	$6,739,332	$6,191,912
(1)    Includes both realized and unrealized investment earnings.
58 Service Corporation International

PART II
The cost and fair values associated with trust investments recorded at fair value at December 31, 2025 and 2024 are detailed below. Cost reflects the investment (net of redemptions) of control holders in the trusts. Fair value represents the value of the underlying securities held by the trusts.

		December 31, 2025
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$50,233	$305	$(488)	$50,050
Canadian government	2	26,086	—	—	26,086
Corporate	2	10,352	310	(7)	10,655
Residential mortgage-backed	2	3,202	68	(28)	3,242
Asset-backed	2	279	—	(41)	238
Equity securities:
Preferred stock	2	13,831	2,428	—	16,259
Common stock:
United States	1	2,071,402	745,982	(95,511)	2,721,873
Canada	1	41,650	34,904	(1,219)	75,335
Other international	1	167,881	43,880	(5,910)	205,851
Mutual funds:
Equity	1	938,778	253,372	(5,546)	1,186,604
Fixed income	1	671,067	8,531	(27,280)	652,318
Trust investments, at fair value		3,994,761	1,089,780	(136,030)	4,948,511
Commingled funds
Fixed income		1,387,350	14,443	(50,208)	1,351,585
Equity		362,862	155,590	—	518,452
Money market funds		423,957	—	—	423,957
Alternative investments		503,898	228,320	(9,713)	722,505
Trust investments, at net asset value		2,678,067	398,353	(59,921)	3,016,499
Trust investments, at market		$6,672,828	$1,488,133	$(195,951)	$7,965,010
As of December 31, 2025, our unfunded commitment for our private equity investments was $435.7 million which, if called, would be funded by the assets of the trusts.
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
Maturity dates of our fixed income securities range from 2025 to 2044. Maturities of fixed income securities (excluding mutual funds) at December 31, 2025 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$49,393
Due in one to five years	34,963
Due in five to ten years	5,886
Thereafter	29
Total estimated maturities of fixed income securities	$90,271
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $202.2 million, $185.7 million, and $158.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $111.1 million, $96.4 million, and $86.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
60 Service Corporation International

PART II
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our Consolidated Balance Sheet were as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Deferred revenue	$2,790,149	$2,745,104
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(1,010,883)	(989,934)
Deferred revenue, net	$1,779,266	$1,755,170
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$6,917,695	$6,374,393	$5,787,548
Net preneed contract sales	1,321,645	1,386,108	1,451,833
Acquisitions (dispositions) of businesses, net	10,614	78,894	5,961
Net investment gains (losses) (1)	562,045	418,483	527,894
Recognized revenue from backlog(2)	(565,688)	(574,414)	(554,839)
Recognized revenue from current period sales	(671,862)	(677,475)	(730,436)
Change in amounts due on unfulfilled performance obligations	(19,609)	(43,547)	(93,473)
Change in cancellation reserve	975	2,332	87
Effect of foreign currency and other	7,849	(47,079)	(20,182)
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$7,563,664	$6,917,695	$6,374,393
(1)Includes both realized and unrealized investment gains (losses).
(2)Includes current year trust fund income through the date of performance.
4. Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill for our funeral and cemetery reporting units are as follows:

	Years Ended December 31,
	2025			2024
	Funeral	Cemetery	Total	Funeral	Cemetery	Total
	(In thousands)
Beginning balance — Goodwill	$1,685,033	$395,982	$2,081,015	$1,618,370	$358,816	$1,977,186
Increase in goodwill related to acquisitions	72,501	10,810	83,311	75,734	37,167	112,901
Reduction of goodwill related to divestitures (1)	—	—	—	(996)	—	(996)
Effect of foreign currency	4,726	3	4,729	(8,075)	(1)	(8,076)
Total activity	77,227	10,813	88,040	66,663	37,166	103,829
Ending balance — Goodwill	$1,762,260	$406,795	$2,169,055	$1,685,033	$395,982	$2,081,015
(1) Also includes reductions for businesses held for sale.
FORM 10-K 61

PART II
The components of intangible assets at December 31 were as follows:

	Useful Life
	Minimum		Maximum	2025	2024
	(Years)			(In thousands)
Amortizing intangibles:
Covenants-not-to-compete	1	-	15	$229,391	$226,292
Customer relationships	10	-	20	136,956	136,675
Tradenames	5	-	89	7,000	7,000
Other	5	-	89	26,927	26,927
				400,274	396,894
Less accumulated amortization:
Covenants-not-to-compete				211,805	208,589
Customer relationships				99,478	94,087
Tradenames				595	516
Other				12,503	11,764
				324,381	314,956

Amortizing intangibles, net				75,893	81,938

Non-amortizing intangibles:
Tradenames			Indefinite	386,890	419,679
Other			Indefinite	10,791	10,765
Non-amortizing intangibles				397,681	430,444

Intangible assets, net — included in Deferred charges and other assets, net				$473,574	$512,382
As part of our recoverability testing process during 2025, we incurred an impairment on tradenames of $2.0 million. Amortization expense for intangible assets was $16.4 million, $17.2 million, and $18.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The following is estimated amortization expense, excluding certain intangibles for which we are unable to provide an estimate because they are amortized based on specific identification in the fulfillment of performance obligations on our preneed contracts, for the five years subsequent to December 31, 2025 (in thousands):

2026	$4,808
2027	3,324
2028	2,725
2029	2,653
2030	2,570
Total estimated amortization expense	$16,080
5. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes, and state income taxes.
We participate in tax equity investments in renewable energy projects that qualify for federal investment tax credits. These investments are accounted for under the proportional amortization method. Tax credits and other related tax benefits are recognized as a reduction of income tax expense as they are realized, with corresponding amortization of the investment in proportion to the tax benefits received. During 2025, we recognized $5.3 million of investment tax credits and other tax benefits and recorded $5.2 million of amortization related to these investments. The tax credits and related amortization are presented net within the Provision for income taxes in the Consolidated Statement of Operations. As of December 31, 2025, the unamortized balance of renewable energy tax credit investments was $51.1 million, and unfunded commitments related to these investments totaled $40.8 million. These amounts are included in Deferred charges and other assets and Accounts payable and accrued liabilities, respectively, on the Consolidated Balance Sheet.
62 Service Corporation International

PART II
Income before income taxes was composed of the following components:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
United States	$689,745	$631,159	$664,745
Foreign	40,038	44,259	43,861
Total income before income taxes	$729,783	$675,418	$708,606
Income tax provision consisted of the following:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Current:
United States	104,582	113,379	(30,832)
Foreign	13,268	13,069	14,989
State	28,071	22,676	(4,728)
Total current income taxes	145,921	149,124	(20,571)
Deferred:
United States	$36,764	$5,971	$155,677
Foreign	(1,561)	(32)	(1,999)
State	5,814	1,602	37,838
Total deferred income taxes	41,017	7,541	191,516
Total income taxes	$186,938	$156,665	$170,945
In December 2023, the FASB amended income tax disclosure guidance to require enhanced transparency in the effective tax rate reconciliation and additional disclosures related to income taxes paid. We adopted this guidance for the year ended December 31, 2025 and applied the disclosure requirements retrospectively to all prior periods presented.
The table below reflects those disclosures for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025		2024		2023
	(In thousands)
	Amount	Rate	Amount	Rate	Amount	Rate
Federal Statutory Tax Rate	153,255	21.0%	141,838	21.0%	148,807	21.0%
State and Local Income Taxes, net of federal tax effect(1)	27,298	3.7%	20,224	3.0%	26,047	3.7%
Foreign Tax Effects	3,501	0.5%	3,651	0.5%	4,156	0.5%
Tax Credits	(737)	(0.1)%	178	—%	(1,001)	(0.1)%
Nontaxable or Nondeductible Items	4,019	0.6%	(8,126)	(1.2)%	(6,991)	(1.0)%
Excess tax benefits from stock-based compensation	(1,060)	(0.1)%	(10,561)	(1.6)%	(7,412)	(1.0)%
Other	5,079	0.7%	2,435	0.4%	421	—%
Changes in Unrecognized Tax Benefits	(551)	(0.1)%	$(1,084)	(0.1)%	110	—%
Other Adjustments	153	—%	(16)	—%	(183)	—%
Effective Tax Rate	$186,938	25.6%	$156,665	23.2%	$170,945	24.1%
(1) In 2025, state tax in California, Maryland, and Illinois comprise the majority of the tax effect in this category. In 2024, state tax in California, Texas, and Illinois comprise the majority of the tax effect in this category. In 2023, state tax in California and Texas comprise the majority of the tax effect in this category.
The higher effective tax rate in 2025 was primarily due to a decrease in excess tax benefits recognized on the settlement of employee share-based awards. The effective tax rate for the year ended December 31, 2025 was higher than the federal statutory tax rate of 21% primarily due to state and foreign income taxes.
The table below presents the income taxes paid, net of refunds received, by jurisdiction for the years ended December 31, 2025, 2024 and 2023.
FORM 10-K 63

PART II

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
US Federal	$95,956	$—	$57,000
US State and Local:
California(1)	13,385	—	—
All Others	15,875	8,417	9,606
Total US Domestic	$29,260	$8,417	$9,606
Foreign:
Canada	13,528	10,975	14,399
All Others	1,321	1,428	2,724
Total Foreign	$14,849	$12,403	$17,123
Total Income Tax Paid	$140,065	$20,820	$83,729
(1) The blank cells indicate that the amount of income tax paid during the year is either immaterial or does not meet the 5% disaggregation threshold.
Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	Years Ended December 31,
	2025	2024
	(In thousands)
Inventories and cemetery property	$(191,122)	$(195,851)
Deferred incremental direct selling costs	(114,032)	(110,305)
Property and equipment	(186,055)	(146,121)
Intangibles	(217,144)	(213,641)
Deferred revenue on preneed funeral and cemetery contracts	(71,128)	(100,095)
Other	(7,167)	(6,085)
Deferred tax liabilities	(786,648)	(772,098)
Loss and tax credit carryforwards	106,657	113,603
Accrued liabilities	92,319	115,515
Deferred tax assets	198,976	229,118
Less: valuation allowance	(95,464)	(99,325)
Net deferred income tax liability	$(683,136)	$(642,305)
Deferred tax assets and deferred income tax liabilities are recognized in our Consolidated Balance Sheet as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Non-current deferred tax assets - included in Deferred charges and other assets, net	$7,897	$6,890
Non-current deferred tax liabilities - included in Deferred tax liability	(691,033)	(649,195)
Net deferred income tax liability	$(683,136)	$(642,305)
As of December 31, 2025, foreign withholding taxes have not been provided on the estimated $306.5 million of undistributed earnings and profits (E&P) of our foreign subsidiaries as we intend to permanently reinvest these foreign E&P in the respective businesses outside the U.S. However, if we were to repatriate such foreign E&P, the foreign withholding tax liability is estimated to be $15.8 million. Additionally, if we were to repatriate E&P in excess of our previously taxed income under the Tax Cuts and Jobs Act of 2017, such excess repatriation may cause us to incur an additional U.S. federal income tax of approximately $7.7 million related to our hybrid debt structure between Canada and the United States that was eliminated in 2022.
64 Service Corporation International

PART II
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2023 to December 31, 2025 (in thousands):

Federal, State, and Foreign Tax
(In thousands)
Balance at December 31, 2022	$1,348
Reduction to tax positions related to prior years	—
Balance at December 31, 2023	$1,348
Reductions to tax positions due to lapse of statutes of limitations	(1,348)
Additions to tax positions related to prior years	834
Balance at December 31, 2024	$834
Reductions to tax positions due to lapse of statutes of limitations	(400)
Balance at December 31, 2025	$434
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $0.4 million, $0.8 million and $1.3 million as of December 31, 2025, 2024 and 2023, respectively.
We include potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision account. We have accrued $0.3 million, $0.4 million and $1.0 million for the payment of interest, net of tax benefits, and penalties as of December 31, 2025, 2024 and 2023, respectively. We recorded a decrease of interest and penalties of $0.1 million, $0.6 million and an increase of $0.1 million for years ended December 31, 2025, 2024 and 2023, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business.
The federal statutes of limitations have expired for all tax years prior to 2022. Our 2022 federal income tax return is currently under audit by the IRS. Various state and foreign jurisdictions are auditing years 2020 through 2023. The outcome of each of these audits cannot be predicted at this time.
Following the enactment of the new U.S. tax legislation, Public Law No. 119-21, on July 4, 2025, we adopted the relevant provisions during the third quarter of 2025, including those pertaining to bonus depreciation and interest expense. Consistent with our expectations, the adoption of these provisions did not have a material effect on our consolidated financial statements.
Various subsidiaries have federal, state, and foreign loss carryforwards totaling $2.2 billion with expiration dates ranging through 2043. Such loss carryforwards will expire as follows:

	Federal	State	Foreign	Total
	(In thousands)
2026	$—	$340,129	$942	$341,071
2027	—	189,417	966	190,383
2028	—	234,006	1,705	235,711
2029	—	190,895	661	191,556
Thereafter	—	1,253,180	615	1,253,795
Total loss carryforwards	$—	$2,207,627	$4,889	$2,212,516
In addition to the above loss carryforwards, we have $1.0 million of federal net operating loss carryforwards and $2.1 million of foreign alternative minimum tax credits, both of which can be carried forward indefinitely.
In assessing the usefulness of deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The future realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2025, we recorded a net $3.9 million decrease in our valuation allowance primarily driven by utilization and expiration of state net operating losses, along with legislative changes in certain states. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income.
FORM 10-K 65

PART II
At December 31, 2025, our loss and tax credit carryforward deferred tax assets and valuation allowances by jurisdiction are as follows (presented net of federal benefit).

	Federal	State	Foreign	Total
		(In thousands)
Loss and tax credit carryforwards	$214	$102,515	$3,928	$106,657
Valuation allowance	$—	$80,711	$14,753	$95,464

6. Debt
The components of Debt are:

	Years Ended December 31,
	2025	2024
	(In thousands)
7.500% Senior Notes due April 2027	$136,924	$136,924
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.000% Senior Notes due May 2031	800,000	800,000
5.750% Senior Notes due October 2032	800,000	800,000
Term Loan due January 2028	—	641,250
Term Loan due November 2030	750,000	—
Bank Credit Facility due January 2028	—	120,000
Bank Credit Facility due November 2030	255,000	—
Corporate Headquarters Debt Facility due February 2037	54,766	—
Obligations under finance leases	151,061	145,061
Mortgage notes and other debt, maturities through 2050	80,142	86,044
Unamortized debt issuance costs	(38,076)	(43,981)
Total debt	$5,139,817	$4,835,298
Less: Current maturities of long-term debt	(56,847)	(83,850)
Total long-term debt	$5,082,970	$4,751,448
Current maturities of debt at December 31, 2025 include amounts due under our term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately 79% and 84% of our total debt had a fixed interest rate at December 31, 2025 and 2024, respectively.
The components of our weighted average interest rate are as follows:

	Years Ended December 31,
	2025	2024
Fixed Debt	4.67%	4.64%
Floating Debt	5.54%	6.50%
Total Debt	4.85%	4.93%
66 Service Corporation International

PART II
The following table summarizes the aggregate maturities of our debt for the five years subsequent to December 31, 2025 and thereafter, excluding unamortized premiums and debt issuance costs (in thousands):

2026	$56,847
2027	736,928
2028	54,264
2029	814,320
2030	1,790,101
2031 and thereafter	1,687,357
Total debt maturities	$5,139,817
Bank Credit Agreement
In November 2025, we amended our $2.2 billion credit agreement due January 2028 to enter into a new $2.5 billion bank credit agreement due November 2030 with a syndicate of banks. The $2.5 billion bank credit agreement comprises a $1.75 billion Bank Credit Facility, including a sublimit of $100.0 million for letters of credit and a $750.0 million Term Loan, both due November 2030. At closing of the new agreement, there was a net $121.4 million increase in our outstanding Term Loan balance and a net $115.0 million decrease in our outstanding Bank Credit Facility balance.
The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of December 31, 2025, we are in compliance with all of our debt covenants. At December 31, 2025, we issued $47.0 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.20%. As of December 31, 2025, we have $1,448.0 million in borrowing capacity under the facility.
As of December 31, 2024, we issued $39.0 million of letters of credit.
Debt Issuances and Additions
During the year ended December 31, 2025, we issued or added $1,115.6 million of debt including:
•$685.0 million on our Bank Credit Facility due January 2028;
•$189.5 million in proceeds from certain members of the syndicate of banks in our Term Loan;
•$180.0 million on our Bank Credit Facility due November 2030;
•$54.8 million on our Corporate Headquarters Debt Facility due February 2037; and
•$6.3 million in proceeds from certain members of the syndicate of banks in our Bank Credit Facility.
Net proceeds from newly issued debt during the year ended December 31, 2025 were used to pay down our Bank Credit Facility due January 2028, Term Loan due January 2028 and for general corporate purposes. These transactions resulted in additional debt issuance costs of $5.4 million.
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
Debt Extinguishments and Reductions
During the year ended December 31, 2025, we made aggregate debt payments of $825.8 million for scheduled and early extinguishment payments including:
•$575.0 million in aggregate principal of our Bank Credit Facility due January 2028;
•$121.3 million in aggregate principal to certain members of our Bank Credit Facility;
•$68.1 million in aggregate principal to certain members of our Term Loan;
•$40.0 million in aggregate principal of our Bank Credit Facility due November 2030;
•$12.7 million in aggregate principal of our Term Loan due January 2028;
FORM 10-K 67

PART II
•$0.1 million of premiums paid on early extinguishment of debt; and
•$8.6 million in other debt.
Certain of the above transactions resulted in the recognition of a loss of $0.5 million recorded in Losses on early extinguishment of debt, net in our Consolidated Statement of Operations for the year ended December 31, 2025.
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
•$0.5 million in aggregate principal of our 7.5% Senior Notes due April 2027 repurchased in the open market; and
•$7.6 million in other debt.
Additional Debt Disclosures
At both December 31, 2025 and 2024, we had deposits of $0.7 million, respectively, in restricted, interest-bearing accounts that were pledged as collateral for various credit instruments and commercial commitments. These deposits are included in Other current assets and Deferred charges and other assets, net in our Consolidated Balance Sheet.
We had assets of approximately $74.3 million and $81.7 million pledged as collateral for the mortgage notes and other debt at December 31, 2025 and 2024, respectively.
Cash interest payments for the three years ended December 31 were as follows (in thousands):

Payments in 2025	$252,901
Payments in 2024	$241,673
Payments in 2023	$230,551
Expected cash interest payments on our existing long-term debt for the five years subsequent to December 31, 2025 and thereafter are as follows (in thousands):

Payments in 2026	$249,148
Payments in 2027	238,175
Payments in 2028	209,179
Payments in 2029	184,801
Payments in 2030	150,077
Payments in 2031 and thereafter	125,876
Total expected cash interest payments	$1,157,256
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
68 Service Corporation International

PART II
The fair value of our debt instruments was as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
7.500% Senior Notes due April 2027	$141,725	$140,615
4.625% Senior Notes due December 2027	549,417	536,052
5.125% Senior Notes due June 2029	755,040	728,430
3.375% Senior Notes due August 2030	796,815	745,612
4.000% Senior Notes due May 2031	763,592	712,640
5.750% Senior Notes due October 2032	815,416	778,752
Term Loan due January 2028	—	641,250
Term Loan due November 2030	750,000	—
Bank Credit Facility due January 2028	—	120,000
Bank Credit Facility due November 2030	255,000	—
Corporate Headquarters Debt Facility due February 2037	54,766	—
Mortgage notes and other debt, maturities through 2050	80,762	85,574
Total fair value of debt instruments	$4,962,533	$4,488,925
The fair values of our long-term, fixed rate loans were estimated using market prices for those loans, and therefore they are classified within Level 2 of the fair value measurements hierarchy. The Term Loan, Bank Credit Facility, Corporate Headquarters Debt Facility, and the mortgage notes and other debt are classified within Level 3 of the fair value measurements hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. An increase (decrease) in the inputs results in a directionally opposite change in the fair value of the instruments.
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
FORM 10-K 69

PART II
Future lease payments for non-cancelable operating and finance leases as of December 31, 2025 were as follows:

	Operating	Finance	Total
	(In thousands)
2026	$10,403	$44,461	$54,864
2027	9,566	36,082	45,648
2028	7,918	27,822	35,740
2029	6,466	19,435	25,901
2030	5,183	12,199	17,382
2031 and thereafter	26,093	41,401	67,494
Total lease payments	$65,629	$181,400	$247,029
Less: Interest	(14,843)	(30,339)	(45,182)
Present value of lease liabilities	$50,786	$151,061	$201,847
The components of lease cost were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Amortization of leased assets	$39,392	$37,421	$34,212
Interest on lease liabilities	8,150	7,266	4,795
Total finance lease cost	47,542	44,687	39,007
Operating lease cost	12,010	11,245	10,531
Variable lease cost	528	637	872
Total lease cost	$60,080	$56,569	$50,410
Supplemental balance sheet information related to leases was as follows:

Lease Type	Balance Sheet Classification	December 31, 2025	December 31, 2024
		(In thousands)
Operating lease right-of-use assets (1)	Deferred charges and other assets	$47,535	$50,113
Finance lease right-of-use assets (1)	Property and equipment, net	145,319	140,094
Total right-of-use assets (1)		$192,854	$190,207

Operating	Accounts payable and accrued liabilities	$8,201	$7,861
Finance	Current maturities of long-term debt	37,167	34,816
Total current lease liabilities		$45,368	$42,677
Operating	Other liabilities	42,585	45,269
Finance	Long-term debt	113,894	110,245
Total non-current lease liabilities		156,479	155,514
Total lease liabilities		$201,847	$198,191
(1) Right-of-use assets are presented net of accumulated amortization.
70 Service Corporation International

PART II
The weighted-average life remaining and discount rates of our leases were as follows:

	December 31, 2025		December 31, 2024
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	10.2	6.2	10.6	6.1
Weighted-average discount rate	4.7%	5.4%	4.6%	5.3%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,476	$11,181	$10,473
Operating cash flows for finance leases	8,150	7,371	5,191
Financing cash flows for finance leases	38,321	36,840	34,482
Total cash paid for amounts included in the measurement of lease liabilities	$57,947	$55,392	$50,146

New finance leases	46,046	54,118	57,962
Finance lease renewals and extensions	3	443	829
Right-of-use assets obtained in exchange for finance lease liabilities	$46,049	$54,561	$58,791

New operating leases	3,103	5,067	6,534
Operating lease renewals and extensions	4,208	4,081	2,985
Right-of-use assets obtained in exchange for operating lease liabilities	$7,311	$9,148	$9,519
We have 80 operating leases where we are the lessor and the non-cancelable term is greater than one year, resulting in $3.6 million and $3.9 million in lease income for the years ended December 31, 2025, and 2024, respectively. We determine whether an arrangement is or contains a lease at the inception of the arrangement based on the terms of the arrangement. We lease retail space, office space, and land, and we are party to cellular agreements and land easements. The underlying assets of these lease agreements are buildings and land. We generally do not have sales-type leases, direct financing leases, or lease receivables. Certain of our agreements include variable rental income based on a percentage of sales over base contractual levels. Renewal options that can be cancelled by the lessees are not included in our disclosure of future lease income, which includes only the non-cancelable terms and fixed escalation provisions. Certain lease arrangements contain options to purchase the property at fair value at the conclusion of the lease term. Non-lease components are excluded from rental income disclosures.
Future undiscounted lease income from operating leases where we are the lessor were as follows as of December 31, 2025 (in thousands):

2026	$3,317
2027	2,582
2028	2,265
2029	1,598
2030	880
2031 and thereafter	4,825
Total expected cash receipts	$15,467
We own certain land, buildings, and improvements for the sole purpose of generating lease income. Property is recorded at cost, and depreciation is recognized ratably over the estimated useful lives of the various classes of assets. Buildings and improvements are depreciated over a period ranging from ten years to forty years. For these properties, we recorded depreciation expense of $0.4 million for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, our Consolidated Balance Sheet includes land of $24.7 million, and buildings and improvements of $9.3 million, net of $2.7 million accumulated depreciation, related to the buildings and improvements.
FORM 10-K 71

PART II
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase various insurance products with high deductibles including: comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of December 31, 2025 and 2024, we had self-insurance reserves of $108.4 million and $105.8 million, respectively.
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
We have entered into an audit resolution agreement with the State of Florida Department of Financial Services and Division of Unclaimed Property ("Florida Agreement"). The Florida Agreement provides for us to retain the trust fund earnings and to escheat the principal to the State of Florida, which resulted in an increase in trust fund income in 2023, 2024 and 2025.
We have reserved all of our rights, claims, and defenses. Given the nature of these matters, we are unable to reasonably estimate the total possible loss or ranges of loss, if any.
10. Equity
(All shares reported in whole numbers)
Share Authorization
We are authorized to issue 1,000,000 shares of preferred stock, $1 per share par value. No preferred shares were issued as of December 31, 2025 or 2024. At December 31, 2025 and 2024, 500,000,000 common shares of $1 par value were authorized. We had 141,957,004 and 146,668,589 shares issued and 139,678,199 and 144,694,887 outstanding at par at December 31, 2025 and 2024, respectively.
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
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases in the open market or through privately negotiated transactions under our share repurchase program. In 2025, we repurchased 5,864,563 shares of our common stock at an aggregate cost of $464.2 million, which is an average cost per share of $79.15. In 2024, we repurchased 3,439,551 shares of our common stock at an aggregate cost of $249.8 million, which is an average cost per share of $72.63. In May 2025, our Board of Directors increased our share repurchase authorization to $600.0 million. After these repurchases and the increase in authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $356.7 million at December 31, 2025.
Subsequent to December 31, 2025, we repurchased 552,313 shares for $44.4 million at an average cost per share of $80.48.
72 Service Corporation International

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
Our benefit plans allow for options to be granted as either non-qualified or incentive stock options. The options historically have been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of the grant, as approved by the Compensation Committee of the Board of Directors. The options are generally exercisable at a rate of 33 1/3% each year unless alternative vesting methods are approved by the Compensation Committee of the Board of Directors. Outstanding options will expire, if not exercised or forfeited, within eight years from the date of grant. Restricted shares are generally expensed ratably over the period during which the restrictions lapse, which is typically 33 1/3% each year. At December 31, 2025 and 2024, 2,255,668 and 2,821,617 shares, respectively, were reserved for future option and restricted share grants under our stock benefit plans.
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

	Years Ended December 31,
Assumptions	2025	2024	2023
Dividend yield	1.7%	1.8%	1.6%
Expected volatility	25.4%	25.7%	25.4%
Risk-free interest rate	4.3%	4.3%	4.0%
Expected holding period (years)	5.0	4.8	4.5
The following table summarizes certain information with respect to stock option and restricted share compensation included in our Consolidated Statement of Operations:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Pretax employee share-based compensation expense included in net income	$15,923	$17,163	$15,423
Pretax director share-based compensation expense included in net income	$1,710	$1,620	$1,620
Total pretax share-based compensation expense included in net income	$17,633	$18,783	$17,043
Income tax benefit related to share-based compensation included in net income	$4,459	$4,358	$4,224
Stock Options
The following table sets forth stock option activity for the year ended December 31, 2025 (shares reported in whole numbers):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	3,643,548	$53.00
Granted	327,963	$78.57
Exercised	(704,448)	$41.74
Outstanding at December 31, 2025	3,267,063	$57.99
Exercisable at December 31, 2025	2,589,716	$53.75
The aggregate intrinsic value for stock options outstanding and exercisable was $65.5 million and $62.7 million, respectively, at December 31, 2025.
FORM 10-K 73

PART II
Set forth below is certain information related to stock options outstanding and exercisable at December 31, 2025 (shares reported in whole numbers):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2025	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2025	Weighted- Average Exercise Price
$35.01 — 45.00	467,588	1.0	$42.01	467,588	$42.01
$45.01 — 55.00	1,199,319	2.6	$50.27	1,199,319	$50.27
$55.01 — 65.00	527,703	4.1	$59.76	527,703	$59.76
$65.01 — 75.00	744,490	5.6	$70.16	395,106	$70.21
$75.01 — 85.00	327,963	7.1	$78.57	—	$—
$0.00 — 85.00	3,267,063	3.8	$57.99	2,589,716	$53.75
Other information pertaining to stock options was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2025	2024	2023
Weighted average grant-date fair value of stock options granted	$20.04	$17.28	$16.86
Total fair value of stock options vested	$5,720	$6,485	$6,059
Total intrinsic value of stock options exercised	$27,855	$70,019	$37,115
Cash received from the exercise of stock options	$29,401	$56,683	$24,181
Recognized compensation expense	$6,076	$6,701	$5,929
As of December 31, 2025, the unrecognized compensation expense related to stock options of $7.2 million is expected to be recognized over a weighted average period of 1.7 years.
Restricted Shares
The fair value of our restricted share awards and units, as determined on the grant date, is being amortized and charged to income (with an offsetting credit to Capital in excess of par value) generally over the average period during which the restrictions lapse.
Restricted share award activity was as follows (share awards reported in whole numbers):

	Restricted Share Awards	Weighted-Average Grant-Date Fair Value
Nonvested restricted share awards at December 31, 2024	174,989	$68.41
Granted	85,627	$78.57
Vested	(86,841)	$66.70
Nonvested restricted share awards at December 31, 2025	173,775	$74.27
Other information pertaining to restricted share awards was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2025	2024	2023
Recognized compensation expense related to restricted share awards	$6,209	$6,743	$6,128
Weighted-average grant date fair value for nonvested restricted stock granted	$78.57	$69.98	$70.34
Total fair market value of restricted share awards vested	$5,792	$6,687	$6,130
Aggregate intrinsic value of restricted share awards vested	$1,006	$2,155	$1,715
At December 31, 2025, unrecognized compensation expense of $7.7 million related to restricted share awards is expected to be recognized over a weighted average period of 1.8 years.
74 Service Corporation International

PART II
Restricted share units activity was as follows (share units reported in whole numbers):

	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested restricted share units at December 31, 2024	103,954	$68.42
Granted	54,344	$78.57
Vested	(51,573)	$66.73
Forfeited and other	(3,940)	$74.28
Nonvested restricted share units at December 31, 2025	102,785	$74.41
Other information pertaining to restricted share units was as follows (in thousands, except weighted-average grant date fair value):

	Years Ended December 31,
	2025	2024	2023
Recognized compensation expense related to restricted share units	$3,637	$3,720	$3,366
Weighted-average grant date fair value for nonvested restricted share units granted	$78.57	$69.98	$70.34
Total fair market value of restricted share units vested	$3,441	$3,634	$3,221
Aggregate intrinsic value of restricted share units vested	$596	$1,188	$1,000
At December 31, 2025, the unrecognized compensation expense related to restricted share units of $4.5 million is expected to be recognized over a weighted average period of 1.8 years.
Performance Units
During 2025, 2024, and 2023, we granted 84,004, 96,761 and 88,084 performance units, respectively. At December 31, 2025, there were 277,806 performance units outstanding. Total compensation expense for performance units was $6.4 million, $10.8 million, and $11.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2025 and 2024, cash paid to settle performance units was $10.3 million and $15.9 million, respectively. The fair value of the liability for these awards is calculated using a Monte Carlo simulation. The weighted average key assumptions as of December 31, 2025 were as follows:

Share price at beginning of performance period	$72.23
Risk-free interest rate	3.48%
Expected volatility	22.2%
Fair value of share-based performance units outstanding	$77.96
At December 31, 2025, the unrecognized compensation expense related to performance units of $6.6 million is expected to be recognized over a weighted average period of 1.4 years.
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
We recognize pension related gains and losses in Other income, net on our Consolidated Statement of Operations in the year such gains and losses are incurred. The components of the Plans’ net periodic benefit cost were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Interest cost on projected benefit obligation	$678	$674	$797
Recognized net actuarial (gain) loss	(154)	(995)	654
Total net periodic benefit (gain) cost	$524	$(321)	$1,451
FORM 10-K 75

PART II
The Plans’ funded status were as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$13,332	$15,363
Interest cost	678	674
Actuarial gain	(154)	(995)
Benefits paid	(1,572)	(1,710)
Benefit obligation at end of year	$12,284	$13,332
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,572	1,710
Benefits paid, including expenses	(1,572)	(1,710)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(12,284)	$(13,332)
Funding Summary:
Projected benefit obligation	$12,284	$13,332
Accumulated benefit obligation	$12,284	$13,332
Amounts Recognized in the Consolidated Balance Sheet:
Included in Accounts payable and accrued liabilities	$(1,518)	$(1,825)
Included in Other liabilities	(10,766)	(11,507)
Total accrued liability	$(12,284)	$(13,332)
The retirement benefits under the Plans are unfunded obligations of the Company. We have purchased various life insurance policies on certain participants in the Plans with the intent to use the proceeds or any cash value buildup from these policies to assist in meeting, at least to the extent of such assets, the Plans' funding requirements. The face value of these insurance policies at December 31, 2025 and 2024 was $37.7 million and $37.1 million, respectively, and the cash surrender value was $30.8 million and $30.1 million, respectively. The outstanding loans against the policies are minimal and there are no restrictions in the policies regarding loans.
The Plans’ weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost are as follows:

	Years Ended December 31,
	2025	2024	2023
Weighted-average discount rate used to determine obligations	4.97%	5.41%	4.94%
Weighted-average discount rate used to determine net periodic benefit cost	5.37%	4.94%	5.34%
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
76 Service Corporation International

PART II
The following benefit payments are expected to be paid over the next ten years related to our Plans (in thousands):

2026	$1,518
2027	1,453
2028	1,384
2029	1,286
2030	1,230
Years 2031 through 2035	5,413
Total expected benefit payments	$12,284
We also have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code for the exclusive benefit of our United States employees. Under the plan, participating employees may contribute a portion of their pretax and/or after-tax income in accordance with specified guidelines up to a maximum of 50%.
During 2025, 2024, and 2023, we matched a percentage of the employee contributions through contributions of cash. For these years, our matching contribution was based upon the following:

Years of Vesting Service	Percentage of Deferred Compensation
0 — 5 years	75% of the first 6% of deferred compensation
6 — 10 years	100% of the first 6% of deferred compensation
11 or more years	125% of the first 6% of deferred compensation
The amount of our matched contributions in 2025, 2024, and 2023 was $56.2 million, $54.5 million, and $52.8 million, respectively.
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
FORM 10-K 77

PART II

	Years Ended December 31,
	2025	2024	2023
	(In thousands)

Funeral revenue:
Atneed revenue	$1,209,585	$1,185,801	$1,185,413
Matured preneed revenue	769,136	725,810	715,298
Core funeral revenue	1,978,721	1,911,611	1,900,711
Non-funeral home revenue	107,630	94,763	85,904
Non-funeral home preneed sales revenue	93,195	104,763	134,770
Core general agency and other revenue	225,984	213,063	181,646
Total funeral revenue	2,405,530	2,324,200	2,303,031
Direct cost	(344,053)	(344,133)	(351,327)
Selling compensation	(192,129)	(177,887)	(173,430)
Salaries & fringe expense	(670,790)	(653,753)	(636,763)
Facility expenses	(272,295)	(258,556)	(240,553)
Other costs and overhead	(430,496)	(424,609)	(403,852)
Total funeral expense	(1,909,763)	(1,858,938)	(1,805,925)
Funeral gross profit	$495,767	$465,262	$497,106

Cemetery revenue:
Atneed revenue	435,682	431,966	433,925
Recognized preneed property revenue	896,166	892,657	874,724
Recognized preneed merchandise and services revenue	421,696	402,972	365,018
Core cemetery revenue	1,753,544	1,727,595	1,673,667
Other revenue	150,160	134,584	123,080
Total cemetery revenue	1,903,704	1,862,179	1,796,747
Direct cost	(252,144)	(258,339)	(261,826)
Selling compensation	(344,764)	(329,080)	(327,154)
Maintenance expense	(267,668)	(261,570)	(247,790)
Other costs and overhead	(394,821)	(387,795)	(365,276)
Total cemetery expense	(1,259,397)	(1,236,784)	(1,202,046)
Cemetery gross profit	$644,307	$625,395	$594,701

Total revenue from customers	4,309,234	4,186,379	4,099,778
Total segment expenses	(3,169,160)	(3,095,722)	(3,007,971)
Gross profit from reportable segments	1,140,074	1,090,657	1,091,807
Corporate general and administrative expenses	(166,158)	(139,019)	(157,368)
Restructuring charge	(1,980)	(11,470)	—
Gains (loss) on divestitures and impairment charges, net	6,151	(12,488)	9,816
Operating income	978,087	927,680	944,255
Interest expense	(255,372)	(257,771)	(239,447)
Losses on early extinguishment of debt, net	(523)	(25)	(1,114)
Other income, net	7,591	5,534	4,912
Income before income taxes	$729,783	$675,418	$708,606

78 Service Corporation International

PART II
Other reportable segment information as of and for the year ended December 31 was as follows:

	Reportable Segments		Total
	Funeral	Cemetery	Segments	Corporate	Consolidated
	(In thousands)
2025
Interest expense	$7,810	$1,104	$8,914	$246,458	$255,372
Depreciation and amortization	$153,928	$55,733	$209,661	$9,993	$219,654
Amortization of intangibles	$10,082	$6,285	$16,367	$3	$16,370
Amortization of cemetery property	$—	$104,262	$104,262	$—	$104,262
Capital expenditures	$151,208	$234,498	$385,706	$2,847	$388,553
Total assets	$7,296,780	$10,690,258	$17,987,038	$667,474	$18,654,512
2024
Interest expense	$4,073	$893	$4,966	$252,805	$257,771
Depreciation and amortization	$145,759	$51,254	$197,013	$11,198	$208,211
Amortization of intangibles	$10,544	$6,670	$17,214	$8	$17,222
Amortization of cemetery property	$—	$102,510	$102,510	$—	$102,510
Capital expenditures	$134,210	$231,712	$365,922	$7,737	$373,659
Total assets	$6,996,897	$9,868,033	$16,864,930	$514,508	$17,379,438
2023
Interest expense	$2,092	$764	$2,856	$236,591	$239,447
Depreciation and amortization	$133,544	$46,713	$180,257	$11,015	$191,272
Amortization of intangibles	$12,025	$6,706	$18,731	$5	$18,736
Amortization of cemetery property	$—	$101,234	$101,234	$—	$101,234
Capital expenditures	$125,922	$212,406	$338,328	$23,465	$361,793
Our geographic area information as of and for the year ended December 31 was as follows:

	United States	Canada	Total
	(In thousands)
2025
Revenue from external customers	$4,095,100	$214,134	$4,309,234
Interest expense	$254,984	$388	$255,372
Depreciation and amortization	$207,148	$12,506	$219,654
Amortization of intangibles	$16,162	$208	$16,370
Amortization of cemetery property	$100,976	$3,286	$104,262
Operating income	$924,706	$53,381	$978,087
Gain on divestitures and impairment charges, net	$6,046	$105	$6,151
Long-lived assets	$8,122,372	$360,941	$8,483,313
2024
Revenue from external customers	$3,967,573	$218,806	$4,186,379
Interest expense	$257,383	$388	$257,771
Depreciation and amortization	$196,281	$11,930	$208,211
Amortization of intangibles	$16,996	$226	$17,222
Amortization of cemetery property	$98,610	$3,900	$102,510
Operating income	$871,760	$55,920	$927,680
(Loss) gain on divestitures and impairment charges, net	$(13,471)	$983	$(12,488)
Long-lived assets	$7,786,598	$322,146	$8,108,744
2023
Revenue from external customers	$3,881,333	$218,445	$4,099,778
Interest expense	$239,103	$344	$239,447
Depreciation and amortization	$180,093	$11,179	$191,272
Amortization of intangibles	$18,495	$241	$18,736
Amortization of cemetery property	$97,471	$3,763	$101,234
Operating income	$887,110	$57,145	$944,255
Gain on divestitures and impairment charges, net	$8,512	$1,304	$9,816
FORM 10-K 79

PART II
14. Supplementary Information
The detail of certain balance sheet accounts is as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents:
Cash	$159,418	$142,386
Commercial paper and temporary investments	84,163	76,380
	$243,581	$218,766
Other current assets:
Income tax receivable	$4,999	$3,775
Prepaid insurance	4,536	4,824
Prepaid expenses	15,891	15,827
Restricted cash	2,231	2,000
Other	4,894	4,479
	$32,551	$30,905
Cemetery property:
Undeveloped land	$1,420,619	$1,380,619
Developed lots, lawn crypts, mausoleum spaces, cremation niches, and cremation memorialization property	781,348	748,785
	$2,201,967	$2,129,404
Property and equipment, net:
Land	$812,786	$793,520
Buildings and improvements	3,049,390	2,803,194
Operating equipment	890,779	893,074
Leasehold improvements	52,170	51,479
Finance leases	351,881	339,999
	5,157,006	4,881,266
Less: Accumulated depreciation	(2,198,683)	(2,100,292)
Less: Accumulated amortization of finance leases	(206,562)	(199,905)
	$2,751,761	$2,581,069
Deferred charges and other assets:
Intangible assets, net	$473,574	$512,382
Restricted cash	656	633
Deferred tax assets	7,897	6,890
Notes receivable, net of reserves of $1,952 and $1,796, respectively	7,067	8,293
Cash surrender value of insurance policies	260,068	244,439
Deferred incremental direct selling costs	448,011	430,262
Operating leases	47,535	50,113
Other	115,722	64,244
	$1,360,530	$1,317,256
80 Service Corporation International

PART II

	Years Ended December 31,
	2025	2024
	(In thousands)
Accounts payable and accrued liabilities:
Accounts payable	$233,926	$203,344
Accrued benefits	143,457	144,450
Accrued interest	33,924	36,710
Accrued property taxes	14,897	15,319
Self-insurance reserves	108,448	105,775
Legal reserves	19,049	13,795
Bank overdrafts	26,169	30,173
Operating leases	8,201	7,861
Other accrued liabilities	97,085	81,847
	$685,156	$639,274
Other liabilities:
Accrued benefit costs	$10,766	$11,507
Deferred compensation	236,003	223,948
Customer refund obligation reserve	34,252	35,354
Tax liability	684	1,235
Payable to perpetual care trust	207,459	171,977
Operating leases	42,585	45,269
Other	19,044	24,190
	$550,793	$513,480
Certain Non-Cash Investing and Financing Transactions

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Net change in capital expenditure accrual	$(6,650)	$2,185	$9,171
Excise tax accrual on shares repurchased	$4,279	$754	$4,724
FORM 10-K 81

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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$542,614	$518,648	$537,317
Weighted average shares:
Weighted average shares — basic	141,603	145,271	150,565
Stock options	1,025	1,444	1,726
Restricted share units	61	67	60
Weighted average shares — diluted	142,689	146,782	152,351
Amounts attributable to common stockholders:
Net income per share:
Basic	$3.83	$3.57	$3.57
Diluted	$3.80	$3.53	$3.53
The computation of diluted earnings per share excludes outstanding stock options in certain periods in which the inclusion of such options would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of dilutive EPS are as follows (in shares):

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Antidilutive options	638	709	845
82 Service Corporation International

PART II
16. Acquisitions and Divestiture-Related Activities
Acquisitions
We spent $101.7 million and $182.9 million for several business acquisitions during the twelve months ended December 31, 2025 and 2024, respectively. This includes $0.4 million and $1.7 million of cash acquired in 2025 and 2024, respectively. In addition, we spent $18.5 million and $62.1 million for several real estate acquisitions during the twelve months ended December 31, 2025 and 2024, respectively.
In the third quarter of 2024, we acquired 10 funeral homes and 2 cemeteries. This includes two separate acquisitions in major metropolitan markets for $120.6 million in cash in the third quarter.
The primary reasons for the acquisitions and the principal factors that contributed to the recognition of goodwill in these acquisitions were:
•the acquisitions enhance our network footprint, enabling us to serve a number of new, complementary areas; and
•the acquisitions of the preneed backlog of deferred revenues enhance our long-term stability.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the two separate acquisitions during the year ended 2024 after measurement period adjustments (in thousands):

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
Goodwill and land recorded in the acquisitions are not subject to amortization; however, the goodwill will be tested periodically for impairment. Of the $97.8 million in recognized goodwill, $77.9 million is deductible for tax purposes. Of this total, $34.0 million was allocated to our cemetery segment, while $63.8 million was allocated to our funeral segment.
Divestiture-Related Activities
As divestitures occur in the normal course of business, gains or losses on the sale of such locations are recognized in the Consolidated Statement of Operations line item Gains (losses) on divestitures and impairment charges, net, which consist of the following:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Gains on divestitures, net	$9,551	$11,337	$12,543
Impairment losses	(3,400)	(23,825)	(2,727)
Gains (losses) on divestitures and impairment charges, net	$6,151	$(12,488)	$9,816

FORM 10-K 83

PART II
Service Corporation International
Schedule II - Valuation and Qualifying Accounts
Three Years Ended December 31, 2025

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Write-offs & Other Accounts	Balance at End of Period
	(In thousands)
Current Provision:
Reserve for credit losses:
Year Ended December 31, 2025	$4,040	$5,796	$(5,892)	$3,944
Year Ended December 31, 2024	$4,382	$5,111	$(5,453)	$4,040
Year Ended December 31, 2023	$6,186	$3,764	$(5,568)	$4,382
Due After One Year:
Reserve for credit losses:
Year Ended December 31, 2025	$2,367	$87	$6	$2,460
Year Ended December 31, 2024	$2,345	$—	$22	$2,367
Year Ended December 31, 2023	$3,602	$(510)	$(747)	$2,345
Preneed Receivables, Net:
Reserve for credit losses:
Year Ended December 31, 2025	$35,857	$3,011	$(4,188)	$34,680
Year Ended December 31, 2024	$32,475	$6,431	$(3,049)	$35,857
Year Ended December 31, 2023	$27,314	$7,991	$(2,830)	$32,475
Deferred Tax Valuation Allowance:
Year Ended December 31, 2025	$99,325	$(3,861)	$—	$95,464
Year Ended December 31, 2024	$108,834	$(9,509)	$—	$99,325
Year Ended December 31, 2023	$118,939	$(10,105)	$—	$108,834

84 Service Corporation International

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(e) were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORM 10-K 85

PART II
Item 9B. Other Information
During the three months ended December 31 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
86 Service Corporation International

Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
The information required by each of Items 10, 11, 12, 13, and 14, except as included below, is incorporated herein by reference to the Service Corporation International Proxy Statement for our 2026 Annual Meeting of shareholders.
The information regarding our executive officers called for by Item 401 of Regulation S-K and the information regarding our code of ethics called for by Item 406 of Regulation S-K has been included in PART I of this report. The information regarding our equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth below.
Equity Compensation Plan Information at December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,267,063	$57.99	2,255,668
FORM 10-K 87

Item 15. Exhibits and Financial Statement Schedule
(a)(1)-(2) Financial Statements and Schedule:
The financial statements and schedule are listed in the accompanying Index to Financial Statements and Related Schedule on page 40 of this report.
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

10.1	—	Retirement Plan For Non-Employee Directors (Incorporated by reference by Exhibit 10.1 to Form 10-K for the year ended December 31, 2018).
10.2	—	First Amendment to Retirement Plan For Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000).
10.3	—	Second Amendment to Retirement Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2010).
10.4	—	Third Amendment to Terminate the Retirement Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2022).
10.5	—
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

88 Service Corporation International

PART IV

Exhibit Number		Description
10.7	—
Employment and Noncompetition Agreement, dated January 1, 2022, between OFTC, Inc. and Sumner J. Waring, III (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 2021).

10.8	—
Employment and Noncompetition Agreement, dated January 1, 2022, between OFTC, Inc. and Elisabeth G. Nash (Incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarterly period ended March 31, 2024).

10.9	—	Employment and Noncompetition Agreement, dated January 1, 2022, between OFTC, Inc. and John H. Faulk.
10.10	—	Form of Employment and Noncompetition Agreement pertaining to executive officers (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2021).
10.11	—	Amended 1996 Incentive Plan (Incorporated by reference to Appendix A to Proxy Statement dated April 6, 2007).
10.12	—	Amended and Restated Incentive Plan (Incorporated by reference to Appendix B to Proxy Statement dated April 1, 2011).
10.13	—	2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement dated March 31, 2016).
10.14	—	Amended and Restated 2016 Equity Incentive Plan (Incorporated by reference to Annex C to Proxy Statement for the 2017 annual meeting of shareholders).
10.15	—
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

10.20	—	First Amendment to the SCI 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2016.)
10.21	—	Second Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2016.)
10.22	—	Third Amendment to the 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2017).
10.23	—	Fourth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 31, 2017.)
10.24	—	Fifth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 2018).
10.25	—	Sixth Amendment to the 401 (k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2018).
10.26	—	Seventh Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2019).
10.27	—	Eighth Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarterly period ended June 30, 2020).
10.28	—	Ninth Amendment to 401(k) Retirement Savings Plan (Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2021).
10.29	—	Amendment One to the Service Corporation International Amended and Restated Director Fee Plan, dated May 12, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 18, 2015).
10.30	—	Form of Indemnification Agreement for officers and directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2004).
10.31	—	Deferred Compensation Plan 2017 as Amended and Restated Effective January 1, 2017 (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2017).
FORM 10-K 89

PART IV

Exhibit Number		Description
10.32	—	Amendment One to the Deferred Compensation Plan 2017 (Incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarterly period ended March 31, 2019).
10.33	—	Form of Performance Unit Grant Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2024).
10.34	—
Credit Agreement, dated January 11, 2023, between Service Corporation International, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as lenders thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 12, 2023).

19.1	—	Securities Trading and Investment Policy (Incorporated by reference to Exhibit 19.1 to Form 10-K for the fiscal year ended December 31, 2024).
21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	—	Incentive Award Recoupment Policy for Executive Officers (Incorporated by reference to Exhibit 97.1 to Form 10-K for the fiscal year ended December 31, 2023).
101	—	Interactive data file formatted Inline XBRL.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
90 Service Corporation International

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Service Corporation International, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE CORPORATION INTERNATIONAL
By:	/s/ LORI SPILDE
(Lori Spilde, Senior Vice President, General Counsel, and Secretary)
Dated: February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ THOMAS L. RYAN	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 12, 2026
(Thomas L. Ryan)
/s/ ERIC D. TANZBERGER	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 12, 2026
(Eric D. Tanzberger)
/s/ TAMMY R. MOORE	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026
(Tammy R. Moore)
/s/ MARCUS A. WATTS	Lead Independent Director	February 12, 2026
(Marcus A. Watts)
/s/ ALAN R. BUCKWALTER, III	Director	February 12, 2026
(Alan R. Buckwalter, III)
/s/ ANTHONY L. COELHO	Director	February 12, 2026
(Anthony L. Coelho)
/s/ JAKKI L. HAUSSLER	Director	February 12, 2026
(Jakki L. Haussler)
/s/ THAD HILL	Director	February 12, 2026
(Thad Hill)
/s/ VICTOR L. LUND	Director	February 12, 2026
(Victor L. Lund)
/s/ ELLEN OCHOA	Director	February 12, 2026
(Ellen Ochoa)
/s/ C. PARK SHAPER	Director	February 12, 2026
(C. Park Shaper)
/s/ SARA MARTINEZ TUCKER	Director	February 12, 2026
(Sara Martinez Tucker)
FORM 10-K 91