Form 10-Q
period 2026-03-31
SERVICE CORP INTERNATIONAL
filed 2026-04-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	MARCH 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of April 30, 2026 was 137,970,998 (net of treasury shares).

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$508,263	$493,655
Service revenue	481,372	481,890
Other revenue	106,819	98,622
Total revenue	1,096,454	1,074,167
Costs of revenue
Cost of property and merchandise	(269,218)	(261,003)
Cost of service	(251,274)	(244,299)
Overhead and other expenses	(289,511)	(277,448)
Costs of revenue	(810,003)	(782,750)
Gross profit	286,451	291,417
Corporate general and administrative expenses	(43,911)	(44,701)
Gains on divestitures and impairment charges, net	1,274	4,971
Operating income	243,814	251,687
Interest expense	(64,006)	(61,483)
Other income, net	1,398	3,152
Income before income taxes	181,206	193,356
Provision for income taxes	(45,333)	(50,429)
Net income	135,873	142,927
Net income attributable to noncontrolling interests	(65)	(47)
Net income attributable to common stockholders	$135,808	$142,880
Basic earnings per share:
Net income attributable to common stockholders	$0.98	$0.99
Basic weighted average number of shares	139,025	144,116
Diluted earnings per share:
Net income attributable to common stockholders	$0.97	$0.98
Diluted weighted average number of shares	139,928	145,292
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2026	2025
	(In thousands)
Net income	$135,873	$142,927
Other comprehensive income:
Foreign currency translation adjustments	(7,116)	527
Total comprehensive income	128,757	143,454
Total comprehensive income attributable to noncontrolling interests	(65)	(47)
Total comprehensive income attributable to common stockholders	$128,692	$143,407
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$257,959	$243,581
Receivables, net of reserves of $3,725 and $3,944, respectively	100,255	100,415
Inventories	38,414	35,246
Income tax receivable	22,202	4,999
Other	28,912	27,552
Total current assets	447,742	411,793
Preneed receivables, net of reserves of $34,639 and $34,680, respectively, and trust investments	7,264,446	7,360,793
Cemetery property	2,226,549	2,201,967
Property and equipment, net	2,790,176	2,751,761
Goodwill	2,173,354	2,169,055
Deferred charges and other assets, net of reserves of $2,636 and $2,460, respectively	1,307,041	1,360,530
Cemetery perpetual care trust investments	2,365,441	2,398,613
Total assets	$18,574,749	$18,654,512

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$728,493	$685,156
Current maturities of long-term debt	57,300	56,847
Income taxes payable	4,805	3,701
Total current liabilities	790,598	745,704
Long-term debt	5,105,516	5,082,970
Deferred revenue, net	1,799,576	1,779,266
Deferred tax liability	698,346	691,033
Other liabilities	543,820	550,793
Deferred receipts held in trust	5,709,204	5,784,398
Care trusts’ corpus	2,342,740	2,381,507
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 142,215,508 and 141,957,004 shares issued, respectively, and 138,147,494 and 139,678,199 shares outstanding, respectively	138,147	139,678
Capital in excess of par value	981,975	987,210
Retained earnings	458,980	498,958
Accumulated other comprehensive income	5,309	12,425
Total common stockholders’ equity	1,584,411	1,638,271
Noncontrolling interests	538	570
Total equity	1,584,949	1,638,841
Total liabilities and equity	$18,574,749	$18,654,512
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$135,873	$142,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,686	54,126
Amortization of intangibles	3,656	4,200
Amortization of cemetery property	22,602	22,296
Amortization of loan costs	2,226	2,181
Provision for expected credit losses	1,943	2,311
Provision for deferred income taxes	7,249	2,669
Gains on divestitures and impairment charges, net	(1,274)	(4,971)
Share-based compensation	4,163	3,841
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	401	(104)
Decrease (increase) in other assets	27,713	(2,365)
Increase in payables and other liabilities	33,736	48,296
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	8,158	5,076
Increase in deferred revenue, net	11,122	16,051
Increase in deferred receipts held in trust	19,539	14,613
Net cash provided by operating activities	333,793	311,147
Cash flows from investing activities:
Capital expenditures	(79,889)	(78,185)
Business acquisitions, net of cash acquired	(24,085)	(14,869)
Real estate acquisitions	(3,839)	(2,011)
Corporate headquarters	(28,156)	(8,916)
Proceeds from divestitures and sales of property and equipment	3,727	9,537
Payments for Company-owned life insurance policies	(96)	(57)
Proceeds from Company-owned life insurance policies and other	—	3,757
Net cash used in investing activities	(132,338)	(90,744)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	140,000	185,000
Scheduled payments of debt	(6,830)	(6,541)
Early payments of debt	(140,000)	(195,000)
Proceeds from corporate headquarters debt facility	26,082	2,522
Principal payments on finance leases	(9,784)	(9,332)
Proceeds from exercise of stock options	6,029	3,907
Purchase of Company common stock	(143,153)	(130,450)
Payments of dividends	(47,080)	(45,991)
Bank overdrafts and other	(10,173)	(9,809)
Net cash used in financing activities	(184,909)	(205,694)
Effect of foreign currency	(2,045)	128
Net increase in cash, cash equivalents, and restricted cash	14,501	14,837
Cash, cash equivalents, and restricted cash at beginning of period	246,468	221,399
Cash, cash equivalents, and restricted cash at end of period	$260,969	$236,236
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2024	$146,670	$(1,975)	$986,830	$553,701	$(7,221)	$664	$1,678,669
Comprehensive income	—	—	—	142,880	527	47	143,454
Dividends declared on common stock ($0.32 per share)	—	—	—	(45,991)	—	—	(45,991)
Share-based compensation earned	—	—	3,841	—	—	—	3,841
Stock option exercises	95	—	3,812	—	—	—	3,907
Restricted stock awards and units, net of forfeitures	120	—	(120)	—	—	—	—
Purchase of Company common stock	—	(1,636)	(12,619)	(116,558)	—	—	(130,813)
Noncontrolling interest payments	—	—	—	—	—	(166)	(166)
Other	—	—	(1,281)	—	—	—	(1,281)
Balance at March 31, 2025	$146,885	$(3,611)	$980,463	$534,032	$(6,694)	$545	$1,651,620

Balance at December 31, 2025	$141,957	$(2,279)	$987,210	$498,958	$12,425	$570	$1,638,841
Comprehensive income (loss)	—	—	—	135,808	(7,116)	65	128,757
Dividends declared on common stock ($0.34 per share)	—	—	—	(47,080)	—	—	(47,080)
Share-based compensation earned	—	—	4,163	—	—	—	4,163
Stock option exercises	136	—	5,893	—	—	—	6,029
Restricted stock awards and units, net of forfeitures	122	—	(122)	—	—	—	—
Purchase of Company common stock	—	(1,789)	(13,881)	(128,706)	—	—	(144,376)
Noncontrolling interest payments	—	—	—	—	—	(97)	(97)
Other	—	—	(1,288)	—	—	—	(1,288)
Balance at March 31, 2026	$142,215	$(4,068)	$981,975	$458,980	$5,309	$538	$1,584,949
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
Funeral service locations provide all professional services relating to funerals and cremations, including the use of funeral facilities and motor vehicles, arranging and directing services, removal, preparation, embalming, cremations, memorialization, travel protection, and catering. Funeral merchandise, including burial caskets and related accessories, urns and other cremation receptacles, outer burial containers, flowers, online and video tributes, stationery products, casket and cremation memorialization products, and other ancillary merchandise, is sold at our funeral service locations.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of SCI and all subsidiaries in which we hold a controlling financial interest. Intercompany balances and transactions have been eliminated in consolidation.
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
Our interim condensed consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair statement of our results for these periods. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025, unless otherwise disclosed herein, and should be read in conjunction therewith. The accompanying year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.
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
10 Service Corporation International

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$257,959	$243,581
Restricted cash(1):
Included in Other current assets	2,355	2,231
Included in Deferred charges and other assets, net	655	656
Total restricted cash	3,010	2,887
Total cash, cash equivalents, and restricted cash	$260,969	$246,468
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, Net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2026
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$33,476	$20,867	$49,428	$209	$103,980
Reserve for credit losses	(1,636)	(1,794)	(188)	(107)	(3,725)
Receivables, net	$31,840	$19,073	$49,240	$102	$100,255

	December 31, 2025
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$38,830	$20,396	$44,960	$173	$104,359
Reserve for credit losses	(1,866)	(1,799)	(170)	(109)	(3,944)
Receivables, net	$36,964	$18,597	$44,790	$64	$100,415

FORM 10-Q 11

PART I
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
Internal-Use Software
In September 2025, the FASB issued guidance to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance is effective for us for the 2028 annual period, with early adoption permitted, and it can be adopted either on a prospective, modified or retrospective basis. We are currently assessing the impact of this guidance on our disclosures and upon adoption, we will include the required disclosures in our financial statements and related notes.
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Preneed receivables, net	$1,538,865	$1,561,836

Trust investments, at fair value	7,860,259	7,965,010
Insurance-backed fixed income securities and other	230,763	232,560
Trust investments	8,091,022	8,197,570
Less: Cemetery perpetual care trust investments	(2,365,441)	(2,398,613)
Preneed trust investments	5,725,581	5,798,957

Preneed receivables, net and trust investments	$7,264,446	$7,360,793
12 Service Corporation International

PART I
Preneed receivables, net comprised the following:

	March 31, 2026
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$133,697	$1,474,678	$1,608,375
Unearned finance charges	(14,305)	(20,566)	(34,871)
Preneed receivables, at amortized cost	119,392	1,454,112	1,573,504
Reserve for credit losses	(20,910)	(13,729)	(34,639)
Preneed receivables, net	$98,482	$1,440,383	$1,538,865

	December 31, 2025
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$142,485	$1,482,721	$1,625,206
Unearned finance charges	(13,486)	(15,204)	(28,690)
Preneed receivables, at amortized cost	128,999	1,467,517	1,596,516
Reserve for credit losses	(20,632)	(14,048)	(34,680)
Preneed receivables, net	$108,367	$1,453,469	$1,561,836

At March 31, 2026, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$7,973	$21,028	$30,967	$25,123	$12,717	$21,584	$119,392
Cemetery	141,698	535,673	363,911	227,439	117,882	67,509	1,454,112
Total preneed receivables, at amortized cost	$149,671	$556,701	$394,878	$252,562	$130,599	$89,093	$1,573,504

At March 31, 2026, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$2,730	$1,726	$1,343	$30,668	$36,467	$82,925	$119,392
Cemetery	54,309	37,868	14,121	5,540	111,838	1,342,274	1,454,112
Total preneed receivables, at amortized cost	$57,039	$39,594	$15,464	$36,208	$148,305	$1,425,199	$1,573,504
FORM 10-Q 13

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the three months ended March 31, 2026:

	December 31, 2025	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	March 31, 2026
	(In thousands)
Funeral	$(20,632)	$(962)	$683	$1	$(20,910)
Cemetery	(14,048)	36	277	6	(13,729)
Total reserve for credit losses on preneed receivables	$(34,680)	$(926)	$960	$7	$(34,639)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended March 31,
	2026	2025
	(In thousands)
Deposits	$171,570	$158,266
Withdrawals	$151,731	$142,934
Purchases of securities	$545,607	$555,267
Sales of securities	$462,551	$473,883
Realized gains from sales of securities(1)	$143,565	$101,265
Realized losses from sales of securities(1)	$(24,924)	$(26,137)
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

		March 31, 2026
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$50,442	$185	$(514)	$50,113
Canadian government	2	26,234	—	—	26,234
Corporate	2	10,205	214	(7)	10,412
Residential mortgage-backed	2	2,998	56	(25)	3,029
Asset-backed	2	256	—	(35)	221
Equity securities:
Preferred stock	2	20,067	1,633	(1,363)	20,337
Common stock:
United States	1	2,140,353	655,820	(157,903)	2,638,270
Canada	1	43,198	30,897	(1,863)	72,232
Other international	1	160,149	42,524	(14,038)	188,635
Mutual funds:
Equity	1	963,844	254,182	(33,578)	1,184,448
Fixed income	1	701,527	4,714	(35,252)	670,989
Trust investments, at fair value		4,119,273	990,225	(244,578)	4,864,920
Commingled funds
Fixed income		1,427,441	5,623	(62,472)	1,370,592
Equity		360,501	138,669	(450)	498,720
Money market funds		370,628	—	—	370,628
Alternative investments		512,831	252,126	(9,558)	755,399
Trust investments, at net asset value		2,671,401	396,418	(72,480)	2,995,339
Trust investments, at market		$6,790,674	$1,386,643	$(317,058)	$7,860,259
As of March 31, 2026 and December 31, 2025, our unfunded commitment for our private equity investments was $409.5 million and $435.7 million respectively, which, if called, would be funded by the assets of the trusts.
FORM 10-Q 15

PART I

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
Maturity dates of our fixed income securities range from 2026 to 2044. Maturities of fixed income securities (excluding mutual funds) at March 31, 2026 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$51,037
Due in one to five years	33,709
Due in five to ten years	5,234
Thereafter	29
Total estimated maturities of fixed income securities	$90,009
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $56.2 million and $48.2 million for the three months ended March 31, 2026 and 2025, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $30.9 million and $26.1 million for the three months ended March 31, 2026 and 2025, respectively.
16 Service Corporation International

PART I
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Deferred revenue	$2,802,966	$2,790,149
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(1,003,390)	(1,010,883)
Deferred revenue, net	$1,799,576	$1,779,266
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Three months ended March 31,
	2026	2025
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$7,563,664	$6,917,695
Net preneed contract sales	333,041	319,000
Acquisitions of businesses, net	2,765	928
Net investment gains (losses)(1)	(95,034)	(68,080)
Recognized revenue from backlog(2)	(182,774)	(175,041)
Recognized revenue from current period sales	(115,570)	(112,199)
Change in amounts due on unfulfilled performance obligations	7,063	(3,671)
Change in cancellation reserve	(305)	(18)
Effect of foreign currency and other	(4,070)	1,892
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$7,508,780	$6,880,506
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance
FORM 10-Q 17

PART I
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 25.0% and 26.1% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was lower for the three months ended March 31, 2026 primarily due to a discrete tax benefit from an investment in a renewable energy project recognized in the quarter. The impact on the full year is expected to be minimal. The effective tax rate for the three months ended March 31, 2026 was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expense.
We participate in tax equity investments in renewable energy projects that qualify for federal investment tax credits. These investments are accounted for under the proportional amortization method. Tax credits and other related tax benefits are recognized as a reduction of income tax expense as they are realized, with corresponding amortization of the investment in proportion to the tax benefits received. During the the three months ended March 31, 2026, we recognized $52.1 million of investment tax credits and other tax benefits and recorded $49.9 million of amortization related to these investments. The tax credits and related amortization are presented net within the Provision for income taxes in the Consolidated Statement of Operations. As of March 31, 2026, the unamortized balance of renewable energy tax credit investments was $1.1 million included in Deferred charges and other assets, and unfunded commitments related to these investments, which are expected to be paid in 2026, totaled $40.8 million included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet.
The federal statutes of limitations have expired for all tax years prior to 2022. Currently, our 2022 federal income tax return is under audit by the IRS, and certain state income tax returns for the years 2022 through 2023 are also being audited. While there are no federal or provincial audits in Canada, years subsequent to 2021 remain open for potential examination. The outcome of each of these audits cannot be predicted at this time.
18 Service Corporation International

PART I
5. Debt
The components of Debt are:

	March 31, 2026	December 31, 2025
	(In thousands)
7.500% Senior Notes due April 2027	$136,924	$136,924
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.000% Senior Notes due May 2031	800,000	800,000
5.750% Senior Notes due October 2032	800,000	800,000
Term Loan due November 2030	745,313	750,000
Bank Credit Facility due November 2030	255,000	255,000
Corporate Headquarters Debt Facility due February 2037	80,848	54,766
Obligations under finance leases	152,981	151,061
Mortgage notes and other debt, maturities through 2050	77,957	80,142
Unamortized debt issuance costs	(36,207)	(38,076)
Total debt	5,162,816	5,139,817
Less: Current maturities of long-term debt	(57,300)	(56,847)
Total long-term debt	$5,105,516	$5,082,970
Current maturities of debt at March 31, 2026 include amounts due under our term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months.
Approximately 79% of our total debt had a fixed interest rate at both March 31, 2026 and December 31, 2025.
The components of our weighted average interest rate are as follows:

	March 31, 2026	December 31, 2025
Fixed Debt	4.67%	4.67%
Floating Debt	5.44%	5.54%
Total Debt	4.83%	4.85%
During the three months ended March 31, 2026 and 2025, we paid $32.9 million and $29.2 million in cash interest, respectively.
Bank Credit Agreement
The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of March 31, 2026, we were in compliance with all of our debt covenants. At March 31, 2026, we issued $46.7 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.20%. As of March 31, 2026, we have $1,448.3 million in borrowing capacity under the facility. The bank credit agreement had an interest rate of 5.42% and 5.44% at March 31, 2026 and December 31, 2025, respectively. As of December 31, 2025, we issued $47.0 million of letters of credit.
Debt Issuances and Additions
During the three months ended March 31, 2026, we issued or added $166.1 million of debt including:
•$140.0 million on our Bank Credit Facility due November 2030; and
•$26.1 million on our Corporate Headquarters Debt Facility due February 2037.
Net proceeds were used for general corporate purposes and to fund the new corporate headquarters.
During the three months ended March 31, 2025, we issued or added $187.5 million of debt including:
FORM 10-Q 19

PART I
•$185.0 million on our Bank Credit Facility due January 2028; and
•$2.5 million on our Corporate Headquarters Debt Facility due February 2037.
Net proceeds were used for general corporate purposes and to fund the new corporate headquarters.
Debt Reductions
During the three months ended March 31, 2026, we made aggregate debt payments of $146.8 million for scheduled and early debt payments including:
•$140.0 million in aggregate principal of our Bank Credit Facility due November 2030;
•$4.7 million in aggregate principal of our Term Loan due November 2030; and
•$2.1 million in other debt.
During the three months ended March 31, 2025, we made aggregate debt payments of $201.5 million for scheduled and early debt payments including:
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
The fair value of our debt instruments was as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
7.500% Senior Notes due April 2027	$140,347	$141,725
4.625% Senior Notes due December 2027	545,567	549,417
5.125% Senior Notes due June 2029	746,595	755,040
3.375% Senior Notes due August 2030	788,800	796,815
4.000% Senior Notes due May 2031	752,296	763,592
5.750% Senior Notes due October 2032	804,384	815,416
Term Loan due November 2030	745,313	750,000
Bank Credit Facility due November 2030	255,000	255,000
Corporate Headquarters Debt Facility due February 2037	80,848	54,766
Mortgage notes and other debt maturities through 2050	78,181	80,762
Total fair value of debt instruments	$4,937,331	$4,962,533
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our common stock in the open market or through privately negotiated transactions under our share repurchase program. During the three months ended March 31, 2026, we repurchased 1,789,293 shares of common stock at an aggregate cost of $144.4 million, which is an average cost per share of $80.69. After these repurchases, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $215.1 million at March 31, 2026.
Subsequent to March 31, 2026, we repurchased 184,422 shares for $15.3 million at an average cost per share of $82.81.
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
22 Service Corporation International

PART I
Our reportable segment information, including disaggregated revenue, was as follows and includes a reconciliation of gross profit to our consolidated income before income taxes.

	Three months ended March 31,
	2026	2025
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$320,205	$329,071
Matured preneed revenue	205,385	205,842
Core funeral revenue	525,590	534,913
Non-funeral home revenue	28,854	27,608
Non-funeral home preneed sales revenue	22,139	22,200
Core general agency and other revenue	53,967	54,773
Total funeral revenue	630,550	639,494
Direct cost	(90,290)	(92,778)
Selling compensation	(50,313)	(46,731)
Salaries & fringe expense	(170,585)	(166,280)
Facility expenses	(72,078)	(68,304)
Other costs and overhead	(113,311)	(111,423)
Total funeral expense	(496,577)	(485,516)
Funeral gross profit	$133,973	$153,978

Cemetery revenue:
Atneed revenue	$109,171	$112,302
Recognized preneed property revenue	209,599	188,660
Recognized preneed merchandise and services revenue	106,281	98,470
Core cemetery revenue	425,051	399,432
Other revenue	40,853	35,241
Total cemetery revenue	465,904	434,673
Direct cost	(58,700)	(58,757)
Selling compensation	(86,787)	(80,668)
Maintenance expense	(66,726)	(63,056)
Other costs and overhead	(101,213)	(94,753)
Total cemetery expense	(313,426)	(297,234)
Cemetery gross profit	$152,478	$137,439

Total revenue from customers	$1,096,454	$1,074,167
Total segment expenses	(810,003)	(782,750)
Gross profit from reportable segments	$286,451	$291,417
Corporate general and administrative expenses	(43,911)	(44,701)
Gains on divestitures and impairment charges, net	1,274	4,971
Operating income	$243,814	$251,687
Interest expense	(64,006)	(61,483)
Other income, net	1,398	3,152
Income before income taxes	$181,206	$193,356
FORM 10-Q 23

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended March 31,
Revenue from external customers:
2026	$1,040,720	$55,734	$1,096,454
2025	1,020,407	53,760	1,074,167
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase various insurance products with high deductibles including: comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of March 31, 2026 and December 31, 2025, we had self-insurance reserves of $111.4 million and $108.4 million, respectively.
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
Unclaimed Property Audits
We have received notices from auditors representing the unclaimed property departments of approximately forty states regarding the escheatment of preneed trust funds held in association with unused preneed funeral and cemetery contracts ("Unused Preneed Trust Funds"). The states claim that these Unused Preneed Trust Funds are subject to the states’ unclaimed property or escheatment laws and generally assert that all or a portion of the Unused Preneed Trust Funds are escheatable if the beneficiary and/or purchaser is deceased or presumed deceased and no services or merchandise have been provided. We received notice that the unclaimed property audits are resolved and no additional property is due to be reported under these audits for the states of Alabama, Connecticut, Iowa, Kentucky, Maryland, Massachusetts, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Texas, West Virginia, and Wyoming.
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
24 Service Corporation International

PART I
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$135,808	$142,880
Weighted average shares:
Weighted average shares — basic	139,025	144,116
Stock options	844	1,113
Restricted share units	59	63
Weighted average shares — diluted	139,928	145,292
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.98	$0.99
Diluted	$0.97	$0.98
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended March 31,
	2026	2025
	(In thousands)
Antidilutive options	500	507
FORM 10-Q 25

PART II
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At March 31, 2026, we operated 1,487 funeral service locations and 503 cemeteries (including 314 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 700,000 combined preneed and atneed families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $17.1 billion backlog of future revenue from both trust and insurance-funded preneed sales at March 31, 2026. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for revenue recognition to the extent that the property is developed and available for use.
We believe we have adequate liquidity and a favorable debt maturity profile, which allow us to reinvest and grow our business as well as return capital to shareholders through share repurchases and dividends.
Factors affecting our operating results include: demographic trends in terms of population growth and average age, which impact death rates; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage. The average revenue per funeral contract is influenced by the mix of traditional versus cremation services as our average revenue for cremations is lower than that for traditional burials. To further enhance revenue opportunities, we continue to focus on our cremation customers' preferences, and remaining relevant by developing additional cemetery property, memorialization merchandise and services that specifically appeal to cremation customers. We believe the presentation of these additional offerings through our customer-facing technology improves our customers' experience by allowing them to visualize the enhanced product and service offerings. In addition, we believe this will help drive increases in the average revenue for a cremation or incremental cemetery property sales in future periods. While general economic conditions, inflation, and consumer confidence may affect the timing or mix of customer purchases, demand is generally deferred rather than lost. Accordingly, demand for these products and services has historically been less sensitive to economic cycles than other discretionary consumer purchases.
For further discussion of our key operating metrics, see our "Cash Flow" and “Results of Operations” sections below.
Financial Condition, Liquidity, and Capital Resources
We have adequate liquidity and a favorable debt maturity profile, which allow us to reinvest and grow our business as well as return capital to shareholders through share repurchases and dividends.
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $333.8 million in the first three months of 2026. As of March 31, 2026, we had $1,448.3 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at March 31, 2026. We target a leverage ratio of 3.5x to 4.0x.
Our financial covenant requirements and actual ratio as of March 31, 2026 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.68
We have the financial strength and flexibility to reward shareholders with dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
26 Service Corporation International

PART I
Our unencumbered cash on hand, future operating cash flows, and the available capacity under our Bank Credit Facilities give us adequate liquidity to meet our short-term needs as well as our long-term financial obligations. Due to cash balances residing in Canada and minimum operating cash requirements, a portion of our cash on hand is encumbered.
We consistently evaluate the best uses of our cash flow that will yield the highest value and return on capital. Our capital investment strategy is prioritized as follows:
Investing in Acquisitions and Building New Funeral Service and Cemetery Locations. We manage our footprint by focusing on strategic acquisitions and building new funeral service and cemetery locations where the expected returns are attractive and exceed our weighted average cost of capital. We target businesses with favorable customer dynamics and/or where we can achieve the benefits of economies of scale. We continue to pursue strategic acquisitions and build new funeral service and cemetery locations in areas that provide us with the potential for additional scale.
Returning Excess Cash to Shareholders. In addition to any strategic acquisitions or new build opportunities, we continue to return cash to shareholders through regular quarterly dividends and our share repurchase program. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.34 per common share in 2026. We target a dividend payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants, and final determination by our Board of Directors each quarter upon review of our financial performance. We also expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. There can be no assurance that we will buy our common stock under our repurchase program in the future. During the three months ended March 31, 2026, we repurchased 1,789,293 shares of our common stock at an aggregate cost of $144.4 million, which is an average cost per share of $80.69.
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
Operating Activities
Net cash provided by operating activities was $333.8 million and $311.1 million for the three months ended March 31, 2026 and 2025, respectively. The $22.7 million increase in operating cash flows from 2025 comprises:
•a $31.4 million decrease in vendor and other payments,
•a $24.6 million increase in cash receipts from customers, General Agency (GA) commission and other receipts,
•a $4.0 million decrease in restructuring payments,
•a $0.5 million decrease in cash tax payments, and
•a $0.2 million decrease in payments for certain legal matters, partially offset by
•a $28.4 million increase in employee compensation payments,
•a $5.9 million increase in net trust deposits, and
•a $3.7 million increase in cash interest payments.

Investing Activities
Net cash flows used in investing activities was $132.3 million and $90.7 million for the three months ended March 31, 2026 and 2025, respectively. The $41.6 million increased outflow in 2026 over 2025 is primarily due to the following:
•a $19.3 million increase in capital expenditures related to construction of our new corporate headquarters which is substantially financed through a separate construction loan facility,
•a $9.2 million increase in cash spent on business acquisitions,
•a $5.8 million decrease in cash receipts from divestitures and asset sales,
•a $3.8 million decrease in net proceeds for Company-owned life insurance policies,
•a $1.8 million increase in cash spent on real estate acquisitions,
•a $1.7 million increase in total capital expenditures, which comprises:
FORM 10-Q 27

PART I
•a $2.1 million increase in expenditures for growth capital expenditures/construction of new funeral service locations, partially offset by
•a $0.4 million net decrease in maintenance capital expenditures, which includes:
•a $0.7 million decrease in expenditures for capital improvements at existing field locations,
•a $0.5 million decrease in expenditures for cemetery property development, partially offset by
•a $0.8 million increase in expenditures for digital investments and corporate.

Financing Activities
Net Cash used in financing activities was $184.9 million and $205.7 million for the three months ended March 31, 2026 and 2025, respectively. The $20.8 million decreased outflow in 2026 over 2025 is primarily due to the following:
•a $23.6 million increase in borrowings from our corporate headquarters debt facility,
•a $9.3 million decrease in debt repayments, net of proceeds, and
•a $2.1 million increase in proceeds from exercises of stock options, partially offset by
•a $12.7 million increase in purchase of Company common stock,
•a $1.1 million increase in payments of dividends, and
•a $0.4 million increase in bank overdrafts and other.
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

	March 31, 2026	December 31, 2025
	(In millions)
Preneed funeral	$211.8	$209.2
Preneed cemetery:
Merchandise and services	134.9	134.9
Pre-construction	68.3	64.5
Bonds supporting preneed funeral and cemetery obligations	415.0	408.6
Bonds supporting preneed business permits	8.7	8.7
Other bonds	77.5	76.5
Total surety bonds outstanding	$501.2	$493.8
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
28 Service Corporation International

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
Insurance and Other Funded Preneed Contracts
Where permitted by state or provincial law, we may sell a life insurance or annuity policy from third-party insurance companies, for which we earn a commission as a general sales agent for the insurance company. These general agency commissions (GA revenue) are based on a percentage per contract sold and are recognized as funeral revenue when the insurance purchase transaction between the preneed purchaser and third-party insurance provider is completed. All selling costs incurred pursuant to the sale of insurance-funded preneed contracts are expensed as incurred. We do not reflect the unfulfilled insurance and other funded preneed contract amounts in our unaudited Condensed Consolidated Balance Sheet. The proceeds of the life insurance policies or annuity contracts will be reflected in funeral revenue as we perform these funerals. In addition, we have shifted our non-funeral home preneed sales production strategy from trust to insurance-funded contracts.
The table below details our results of insurance-funded and other non-insurance funded third-party preneed production and maturities.

	Three months ended March 31,
	2026	2025
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$214.0	$187.2
Sales production (number of contracts)(1)	42,989	37,049
General agency revenue	$70.9	$69.7
Maturities	$110.2	$111.4
Maturities (number of contracts)	17,601	17,882

Other non-insurance funded third-party:
Sales production(1)	$11.2	$9.9
Sales production (number of contracts)(1)	1,104	1,040
Maturities	$8.2	$8.3
Maturities (number of contracts)	833	843
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
Trust-Funded Preneed Contracts
The funds collected from customers are deposited into trusts as required by state or provincial law. We retain any funds above the amounts required to be deposited into trust accounts and use them for working capital purposes, generally to offset the selling and administrative costs of our preneed programs. Although this represents cash flow to us, the associated revenues are deferred until the merchandise is delivered or services are performed (typically at maturity). The funds in trust are then invested by professional money managers with oversight by independent trustees in accordance with state and provincial laws. As discussed above in Insurance and Other Funded Preneed Contracts, we have shifted our non-funeral home preneed sales production strategy from trust to insurance-funded contracts.
FORM 10-Q 29

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended March 31,
	2026	2025
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$84.6	$90.4
Sales production (number of contracts)	12,680	16,333
Maturities	$106.8	$103.8
Maturities (number of contracts)	21,912	22,612
Cemetery:
Sales production:
Preneed	$356.6	$324.6
Atneed	110.5	113.2
Total sales production	$467.1	$437.8
Sales production deferred to backlog:
Preneed	$181.8	$157.4
Atneed	77.9	79.7
Total sales production deferred to backlog	$259.7	$237.1
Revenue recognized from backlog:
Preneed	$110.3	$96.2
Atneed	76.2	78.0
Total revenue recognized from backlog	$186.5	$174.2
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at March 31, 2026 and December 31, 2025. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts and other non-insurance funded third-party contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at March 31, 2026 and December 31, 2025. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
30 Service Corporation International

PART I

	March 31, 2026		December 31, 2025
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.80	$1.80	$1.78	$1.78
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.00	1.00	1.01	1.01
Deferred receipts held in trust	5.71	4.91	5.78	4.83
Allowance for cancellation on trust investments	(0.28)	(0.25)	(0.29)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	8.23	7.46	8.28	7.38
Backlog of insurance and other funded deferred revenue(1)	8.84	8.84	8.73	8.73
Total backlog of deferred revenue	$17.07	$16.30	$17.01	$16.11

Preneed receivables, net and trust investments	$7.26	$6.46	$7.36	$6.41
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.00	1.00	1.01	1.01
Allowance for cancellation on trust investments	(0.28)	(0.25)	(0.29)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	7.98	7.21	8.08	7.18
Policies associated with insurance and other funded deferred revenue (1)	8.84	8.84	8.73	8.73
Total assets associated with backlog of preneed revenue	$16.82	$16.05	$16.81	$15.91
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of March 31, 2026, the difference between the backlog and total assets at fair value represents $0.17 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.42 billion collected from customers that were not required to be deposited into trusts, and $0.20 billion in allowable cash distributions from trust assets partially offset by $1.54 billion in amounts due on delivered property and merchandise. As of March 31, 2026, the fair value of the total backlog comprised $5.03 billion related to cemetery contracts and $12.04 billion related to funeral contracts. As of March 31, 2026, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $5.07 billion related to cemetery contracts and $2.91 billion related to funeral contracts. As of March 31, 2026, the backlog of insurance-funded contracts of $8.84 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced by one of our operating locations.
Trust Investments
In addition to selling our products and services to client families at the time of need, we also enter into price-guaranteed preneed funeral and cemetery contracts, which provide for future funeral or cemetery merchandise and services. Since preneed funeral and cemetery merchandise or services will generally not be provided until sometime in the future, most states and provinces require that all or a portion of the funds collected from customers on preneed funeral and cemetery contracts be paid into trusts and/or escrow accounts until the merchandise is delivered or the service is performed. Investment earnings associated with the trust investments are expected to mitigate the inflationary costs of providing the preneed funeral and cemetery merchandise and services in the future at the prices that were guaranteed at the time of sale. Also, we are required by state and provincial law to pay a portion of the proceeds from the preneed or atneed sale of cemetery property interment rights into perpetual care trusts. For these investments, the original corpus generally remains in the trust in perpetuity and the earnings or elected distributions are withdrawn as allowed to defray the expenses to maintain the cemetery property. While many states require that net capital gains or losses be retained and added to the corpus, certain states allow the net realized capital gains and losses to be included in the earnings that are distributed. Additionally, some states allow a total return distribution that may contain elements of income, capital appreciation, and principal.
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
FORM 10-Q 31

PART I
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
As of March 31, 2026, approximately 96% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use five managed limited liability companies (LLCs), three merchandise and service trust type and two for the cemetery perpetual care trust type, with independent trustees as custodians. Each financial institution acting as trustee, manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of March 31, 2026, the largest single equity position represented approximately 1% of the total securities portfolio.
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
32 Service Corporation International

PART I
Trust Performance
During the three months ended March 31, 2026, the Standard and Poor’s 500 Index decreased 4.3% and the Bloomberg’s US Aggregate Bond Index decreased 0.1%. This compares to the SCI trusts that decreased 0.7% during the same period. The SCI trusts have a diversified allocation of approximately 59% equities, 27% fixed income securities, 10% alternative and other investments with the remaining 4% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $56.2 million and $48.2 million for the three months ended March 31, 2026 and 2025, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $30.9 million and $26.1 million for the three months ended March 31, 2026 and 2025, respectively.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three Months Ended March 31, 2026 and 2025
Management Summary
In the first three months of 2026, we reported consolidated net income attributable to common stockholders of $135.8 million ($0.97 per diluted share) compared to net income attributable to common stockholders for the same period in 2025 of $142.9 million ($0.98 per diluted share). These results were impacted by certain items including:

	Three months ended March 31,
	2026	2025
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$1.3	$5.0
Tax effect from significant items	$(0.5)	$(1.3)
Change in non-recurring tax items	$(0.3)	$(0.4)
In addition to the above items, higher cemetery gross profit combined with a lower share count and a favorable tax rate slightly offset lower funeral gross profit resulting from a decline in funerals performed during the quarter.
FORM 10-Q 33

PART I
Funeral Results

	Three months ended March 31,
	2026	2025
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$630.6	$639.5
Less: revenue associated with acquisitions/new construction	10.4	0.7
Less: revenue associated with divestitures	—	1.2
Comparable(1) funeral revenue	620.2	637.6
Less: non-funeral home preneed sales revenue	22.0	22.1
Less: core general agency and other revenue	53.4	54.6
Adjusted comparable funeral revenue	$544.8	$560.9
Comparable services performed	91,603	97,475
Comparable average revenue per service(2)	$5,947	$5,754

Consolidated funeral gross profit	$134.0	$154.0
Less: gross profit (loss) associated with acquisitions/new construction	1.9	(0.3)
Less: gross losses associated with divestitures	(0.5)	(1.1)
Comparable(1) funeral gross profit	$132.6	$155.4
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2025 and ending March 31, 2026.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $630.6 million for the three months ended March 31, 2026, compared to $639.5 million for the same period in 2025. This $8.9 million decrease in revenue is primarily attributable to a $17.4 million decrease in comparable revenue, partially offset by a $9.7 million increase in revenue contributed by newly constructed and acquired properties.
Comparable revenue from funeral operations was $620.2 million for the three months ended March 31, 2026 compared to $637.6 million for the same period in 2025. The $17.4 million, or 2.7%, decrease was due to a $16.1 million decrease in adjusted comparable funeral revenue and a $1.2 million decrease in core general agency and other revenue, partially offset by a $0.1 million increase in non-funeral home preneed sales revenue.
Adjusted comparable funeral revenue decreased $16.1 million, or 2.9%, primarily due to a 6.0% decrease in comparable funeral services performed reflecting the impact of a strong prior year flu season, which aligns with broader industry and demographic trends. This decrease was partially offset by a 3.4% increase in total average revenue per service. The total comparable cremation rate increased 40 basis points over the prior year to 64.5%.
Core general agency and other revenue decreased $1.2 million. Core general agency revenue benefitted from higher insurance sales production which was more than offset by a lower general agency commission rate quarter over quarter. The current commission rate has now stabilized and is trending in line with expectations.
Funeral Gross Profit
Consolidated funeral gross profit decreased $20.0 million, or 13.0%, in the first three months of 2026 compared to the same period in 2025. This decrease is primarily attributable to a $22.8 million, or 14.7%, decrease in comparable funeral gross profit, partially offset by a $2.2 million increase in gross profit contributed by acquired and newly constructed properties. Comparable funeral gross profit decreased $22.8 million to $132.6 million, and the comparable gross profit percentage declined 300 basis points from 24.4% to 21.4%. This is primarily attributable to the $17.4 million decline in comparable funeral revenue applied to our high fixed cost operating structure. This decline was slightly offset by our focus on disciplined controllable cost management, limiting fixed cost growth to approximately 1% versus the prior year quarter.
34 Service Corporation International

PART I
Cemetery Results

	Three months ended March 31,
	2026	2025
	(In millions)
Consolidated cemetery revenue	$465.9	$434.7
Less: revenue associated with acquisitions/new construction	0.4	—
Comparable(1) cemetery revenue	$465.5	$434.7

Consolidated cemetery gross profit	$152.5	$137.4
Less: gross profit (loss) associated with acquisitions/new construction	—	(0.1)
Comparable(1) cemetery gross profit	$152.5	$137.5
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2025 and ending March 31, 2026.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $31.2 million, or 7.2%, in the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a $30.8 million, or 7.1%, increase in comparable cemetery revenue and a $0.4 million increase in revenue contributed by acquired and newly constructed properties.
The $30.8 million increase in comparable cemetery revenue was primarily attributable to a $25.2 million increase in comparable cemetery core revenue and an increase in other revenue of $5.6 million. The increase in core revenue was primarily due to an increase of $20.7 million from higher property revenue and $7.8 million from higher merchandise and service revenue. Total recognized preneed revenue benefited from growth in comparable preneed sales production of $31.6 million, or 9.7%. The increase in other revenue was primarily from an increase in endowment care trust fund income related to higher total return distributions.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $15.1 million, or 11.0%, in the three months ended March 31, 2026 compared to the same period in 2025. This increase is primarily attributable to a $15.0 million increase in comparable cemetery gross profit. Comparable cemetery gross profit increased from $137.5 million to $152.5 million, and the gross profit percentage increased from 31.6% to 32.8% primarily due to the growth in core revenue mentioned above.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $0.8 million to $43.9 million for the three months ended March 31, 2026.
Interest Expense
Interest expense increased $2.5 million to $64.0 million for the three months ended March 31, 2026. The average balances on our floating rate debt increased approximately $250.0 million, partially offset by lower average floating rates decreasing from 6.8% to 5.8%.
Provision for Income Taxes
Our effective tax rate was 25.0% and 26.1% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate in the current period was primarily due to tax benefits from an investment in a renewable energy project recognized in the quarter. The effective tax rate for the three months ended March 31, 2026 was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign taxes.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 139.9 million for the three months ended March 31, 2026 compared to 145.3 million for the same period in 2025. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
FORM 10-Q 35

PART II
Critical Accounting Policies, Recent Accounting Pronouncements, and Accounting Changes
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our consolidated financial position, consolidated results of operations, or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets, and the allocation of purchase price to the fair value of assets acquired. Our critical accounting policies have not significantly changed since December 31, 2025 and are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements and Accounting Changes
For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1. Financial Statements, Note 2 of this Form 10-Q.
Cautionary Statement on Forward-Looking Statements
The statements in this Form 10-Q that are not historical facts are forward-looking statements made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These statements may be accompanied by words such as “believe”, “estimate”, “project”, “expect”, or “anticipate”, “predict” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual consolidated results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company. These factors are discussed below. Except as required by applicable law, we assume no obligation and make no undertaking to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by the Company, whether as a result of new information, future events, or otherwise.
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
•Any failure to protect personal information relating to our customers, their loved ones, our associates, and our vendors could damage our reputation, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results, financial condition, or cash flow.
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
36 Service Corporation International

PART I
•The funeral and cemetery industry is competitive.
•If the number of deaths in our markets declines, our cash flows and revenue may decrease. Changes in the number of deaths are not predictable from market to market or over the short term.
•If we are not able to respond effectively to changing consumer preferences, our market share, revenue, and/or profitability could decrease.
•The continuing upward trend in life expectancy and an increase in the number of cremations performed in North America could result in lower revenue, operating profit, and cash flows.
•Our funeral and cemetery businesses are high fixed-cost businesses.
•Risks associated with our supply chain, such as tariffs, could materially adversely affect our financial performance.
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
For further information on these and other risks and uncertainties, see our Securities and Exchange Commission filings, including our 2025 Annual Report on Form 10-K. Copies of this document as well as other SEC filings can be obtained from our website at www.sci-corp.com.
FORM 10-Q 37

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
Cost and market values as of March 31, 2026 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see "Trust Investments" in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity, and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2026 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
38 Service Corporation International

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I, Item 1. Financial Statements, Note 9 of this Form 10-Q, which information is hereby incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2026 — January 31, 2026 (1)	439,139	$80.08	436,718	$321,734,412
February 1, 2026 — February 28, 2026	619,012	$80.50	619,012	$271,904,879
March1, 2026 — March 31, 2026 (2)	731,142	$79.55	714,527	$215,087,878
	1,789,293		1,770,257
(1) 2,421 shares were purchased in January 2026 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 16,615 shares were purchased in March 2026 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
FORM 10-Q 39

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

40 Service Corporation International

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2026	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Chief Accounting Officer (Principal Accounting Officer)
FORM 10-Q 41