Form 10-Q
period 2026-06-30
SERVICE CORP INTERNATIONAL
filed 2026-07-30
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	JUNE 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of July 30, 2026 was 136,291,587 (net of treasury shares).

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
Cremation Memorialization — Products specifically designed to commemorate and honor the life of an individual who has been cremated. These products include cemetery property items that provide for the disposition of cremated remains within our cemeteries such as benches, boulders, statues, cremation niches, etc. They also include memorial walls and memorial monuments where the name of the individual is inscribed but the remains have been scattered or kept by the family.
Cremation Niche — An aboveground burial space, in which a decedent's urn, containing their cremated remains and other keepsakes, is placed and sealed.
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
Mausoleum — An aboveground structure that is designed to house caskets and/or cremation urns.
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
Preneed Cemetery Sales Production — Sales of preneed cemetery contracts. These sales are recorded in Deferred revenue, net until the merchandise is delivered, the service is performed, or the property has been constructed, is available for interment, and when the receivable is deemed collectible.
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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$527,255	$518,011	$1,035,518	$1,011,666
Service revenue	458,027	438,319	939,399	920,209
Other revenue	118,006	109,114	224,825	207,736
Total revenue	1,103,288	1,065,444	2,199,742	2,139,611
Costs of revenue
Cost of property and merchandise	(284,075)	(275,781)	(553,293)	(536,784)
Cost of service	(256,835)	(245,256)	(508,109)	(489,555)
Overhead and other expenses	(288,877)	(272,969)	(578,388)	(550,417)
Total costs of revenue	(829,787)	(794,006)	(1,639,790)	(1,576,756)
Gross profit	273,501	271,438	559,952	562,855
Corporate general and administrative expenses	(41,775)	(49,466)	(85,686)	(94,167)
Restructuring charge	—	(1,575)	—	(1,575)
(Losses) gains on divestitures and impairment charges, net	(138)	4,062	1,136	9,033
Operating income	231,588	224,459	475,402	476,146
Interest expense	(64,711)	(64,071)	(128,717)	(125,554)
Other (expense) income, net	(57)	3,914	1,341	7,066
Income before income taxes	166,820	164,302	348,026	357,658
Provision for income taxes	(41,943)	(41,378)	(87,276)	(91,807)
Net income	124,877	122,924	260,750	265,851
Net income attributable to noncontrolling interests	(52)	(59)	(117)	(106)
Net income attributable to common stockholders	$124,825	$122,865	$260,633	$265,745
Basic earnings per share:
Net income attributable to common stockholders	$0.91	$0.87	$1.89	$1.86
Basic weighted average number of shares	137,519	141,897	138,268	143,001
Diluted earnings per share:
Net income attributable to common stockholders	$0.90	$0.86	$1.87	$1.84
Diluted weighted average number of shares	138,327	142,992	139,122	144,134
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$124,877	$122,924	$260,750	$265,851
Other comprehensive income:
Foreign currency translation adjustments	(9,029)	20,595	(16,145)	21,122
Total comprehensive income	115,848	143,519	244,605	286,973
Total comprehensive income attributable to noncontrolling interests	(52)	(59)	(117)	(106)
Total comprehensive income attributable to common stockholders	$115,796	$143,460	$244,488	$286,867
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$260,411	$243,581
Receivables, net of reserves of $3,602 and $3,944, respectively	104,109	100,415
Inventories	38,235	35,246
Other	46,991	32,551
Total current assets	449,746	411,793
Preneed receivables, net of reserves of $33,925 and $34,680, respectively, and trust investments	7,652,394	7,360,793
Cemetery property	2,251,528	2,201,967
Property and equipment, net	2,835,540	2,751,761
Goodwill	2,174,837	2,169,055
Deferred charges and other assets, net of reserves of $2,826 and $2,460, respectively	1,329,669	1,360,530
Cemetery perpetual care trust investments	2,520,779	2,398,613
Total assets	$19,214,493	$18,654,512

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$650,833	$685,156
Current maturities of long-term debt	195,149	56,847
Income taxes payable	246	3,701
Total current liabilities	846,228	745,704
Long-term debt	5,108,016	5,082,970
Deferred revenue, net	1,823,627	1,779,266
Deferred tax liability	704,103	691,033
Other liabilities	571,893	550,793
Deferred receipts held in trust	6,116,618	5,784,398
Care trusts’ corpus	2,506,248	2,381,507
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 142,249,152 and 141,957,004 shares issued, respectively, and 136,619,474 and 139,678,199 shares outstanding, respectively	136,619	139,678
Capital in excess of par value	976,452	987,210
Retained earnings	427,900	498,958
Accumulated other comprehensive income	(3,720)	12,425
Total common stockholders’ equity	1,537,251	1,638,271
Noncontrolling interests	509	570
Total equity	1,537,760	1,638,841
Total liabilities and equity	$19,214,493	$18,654,512
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$260,750	$265,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,081	108,257
Amortization of intangibles	7,038	8,441
Amortization of cemetery property	48,581	48,195
Amortization of loan costs	4,474	4,383
Provision for expected credit losses	4,217	5,234
Provision for deferred income taxes	13,307	4,621
Gains on divestitures and impairment charges, net	(1,136)	(9,033)
Share-based compensation	10,387	9,589
Change in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in receivables	(5,094)	6,205
Decrease (increase) in other assets	24,982	(16,110)
Increase in payables and other liabilities	21,679	11,996
Effect of preneed sales production and maturities:
Decrease (increase) in preneed receivables, net and trust investments	8,318	(28,062)
Increase in deferred revenue, net	40,995	23,785
Increase in deferred receipts held in trust	19,860	34,228
Net cash provided by operating activities	572,439	477,580
Cash flows from investing activities:
Capital expenditures	(175,593)	(161,201)
Business acquisitions, net of cash acquired	(39,469)	(28,242)
Real estate acquisitions	(12,835)	(5,422)
Corporate headquarters	(56,334)	(26,759)
Proceeds from divestitures and sales of property and equipment	5,331	26,762
Payments for Company-owned life insurance policies	(124)	(130)
Proceeds from Company-owned life insurance policies and other	—	3,757
Tax credit equity investments	(40,737)	—
Net cash used in investing activities	(319,761)	(191,235)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	405,000	495,001
Scheduled payments of debt	(13,648)	(12,827)
Early payments of debt	(295,000)	(305,000)
Proceeds from corporate headquarters debt facility	51,854	17,120
Principal payments on finance leases	(19,783)	(18,853)
Proceeds from exercise of stock options	6,599	4,040
Purchase of Company common stock	(266,377)	(324,023)
Payments of dividends	(96,363)	(91,129)
Bank overdrafts and other	(4,773)	(7,354)
Net cash used in financing activities	(232,491)	(243,025)
Effect of foreign currency	(4,938)	5,800
Net increase in cash, cash equivalents, and restricted cash	15,249	49,120
Cash, cash equivalents, and restricted cash at beginning of period	246,468	221,399
Cash, cash equivalents, and restricted cash at end of period	$261,717	$270,519
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2024	$146,670	$(1,975)	$986,830	$553,701	$(7,221)	$664	$1,678,669
Comprehensive income (loss)	—	—	—	142,880	527	47	143,454
Dividends declared on common stock ($0.32 per share)	—	—	—	(45,991)	—	—	(45,991)
Share-based compensation earned	—	—	3,841	—	—	—	3,841
Stock option exercises	95	—	3,812	—	—	—	3,907
Restricted stock awards, net of forfeitures	120	—	(120)	—	—	—	—
Purchase of Company common stock	—	(1,636)	(12,619)	(116,558)	—	—	(130,813)
Noncontrolling interest payments	—	—	—	—	—	(166)	(166)
Other	—	—	(1,281)	—	—	—	(1,281)
Balance at March 31, 2025	$146,885	$(3,611)	$980,463	$534,032	$(6,694)	$545	$1,651,620
Comprehensive income (loss)	—	—	—	122,865	20,595	59	143,519
Dividends declared on common stock ($0.32 per share)	—	—	—	(45,138)	—	—	(45,138)
Share-based compensation earned	22	—	5,726	—	—	—	5,748
Stock option exercises	3	—	130	—	—	—	133
Purchase of Company common stock	—	(2,493)	(18,988)	(174,007)	—	—	(195,488)
Noncontrolling interest payments	—	—	—	—	—	(40)	(40)
Other	—	—	(2)	—	—	1	(1)
Balance at June 30, 2025	$146,910	$(6,104)	$967,329	$437,752	$13,901	$565	$1,560,353
(See notes to unaudited condensed consolidated financial statements)

FORM 10-Q 9

PART I

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2025	$141,957	$(2,279)	$987,210	$498,958	$12,425	$570	$1,638,841
Comprehensive income	—	—	—	135,808	(7,116)	65	128,757
Dividends declared on common stock ($0.34 per share)	—	—	—	(47,080)	—	—	(47,080)
Share-based compensation earned	—	—	4,163	—	—	—	4,163
Stock option exercises	136	—	5,893	—	—	—	6,029
Restricted stock awards and units, net of forfeitures	122	—	(122)	—	—	—	—
Purchase of Company common stock	—	(1,789)	(13,881)	(128,706)	—	—	(144,376)
Noncontrolling interest payments	—	—	—	—	—	(97)	(97)
Other	—	—	(1,288)	—	—	—	(1,288)
Balance at March 31, 2026	$142,215	$(4,068)	$981,975	$458,980	$5,309	$538	$1,584,949
Comprehensive income (loss)	—	—	—	124,825	(9,029)	52	115,848
Dividends declared on common stock ($0.36 per share)	—	—	—	(49,283)	—	—	(49,283)
Share-based compensation earned	25	—	6,199	—	—	—	6,224
Stock option exercises	9	—	561	—	—	—	570
Purchase of Company common stock	—	(1,562)	(12,294)	(106,622)	—	—	(120,478)
Noncontrolling interest payments	—	—	—	—	—	(81)	(81)
Other	—	—	11	—	—	—	11
Balance at June 30, 2026	$142,249	$(5,630)	$976,452	$427,900	$(3,720)	$509	$1,537,760

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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$260,411	$243,581
Restricted cash(1):
Included in Other current assets	653	2,231
Included in Deferred charges and other assets, net	653	656
Total restricted cash	1,306	2,887
Total cash, cash equivalents, and restricted cash	$261,717	$246,468
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, Net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2026
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$32,320	$24,601	$50,545	$245	$107,711
Reserve for credit losses	(1,729)	(1,567)	(199)	(107)	(3,602)
Receivables, net	$30,591	$23,034	$50,346	$138	$104,109

	December 31, 2025
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$38,830	$20,396	$44,960	$173	$104,359
Reserve for credit losses	(1,866)	(1,799)	(170)	(109)	(3,944)
Receivables, net	$36,964	$18,597	$44,790	$64	$100,415

12 Service Corporation International

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
Internal-Use Software
In September 2025, the FASB issued guidance to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance is effective for us for the 2028 annual period, with early adoption permitted, and it can be adopted either on a prospective, modified or retrospective basis. We are currently assessing the impact of this guidance and upon adoption, will apply the amendment to our financial statements and related notes.
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Preneed receivables, net	$1,529,586	$1,561,836

Trust investments, at fair value	8,415,017	7,965,010
Insurance-backed fixed income securities and other	228,570	232,560
Trust investments	8,643,587	8,197,570
Less: Cemetery perpetual care trust investments	(2,520,779)	(2,398,613)
Preneed trust investments	6,122,808	5,798,957

Preneed receivables, net and trust investments	$7,652,394	$7,360,793
FORM 10-Q 13

PART I
Preneed receivables, net comprised the following:

	June 30, 2026
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$128,003	$1,478,484	$1,606,487
Unearned finance charges	(14,943)	(28,033)	(42,976)
Preneed receivables, at amortized cost	113,060	1,450,451	1,563,511
Reserve for credit losses	(20,470)	(13,455)	(33,925)
Preneed receivables, net	$92,590	$1,436,996	$1,529,586

	December 31, 2025
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$142,485	$1,482,721	$1,625,206
Unearned finance charges	(13,486)	(15,204)	(28,690)
Preneed receivables, at amortized cost	128,999	1,467,517	1,596,516
Reserve for credit losses	(20,632)	(14,048)	(34,680)
Preneed receivables, net	$108,367	$1,453,469	$1,561,836

At June 30, 2026, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$13,693	$17,805	$28,065	$22,086	$10,929	$20,482	$113,060
Cemetery	278,335	492,771	330,369	200,645	96,646	51,685	1,450,451
Total preneed receivables, at amortized cost	$292,028	$510,576	$358,434	$222,731	$107,575	$72,167	$1,563,511

At June 30, 2026, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$2,617	$1,813	$1,098	$30,848	$36,376	$76,684	$113,060
Cemetery	56,507	45,708	12,520	5,442	120,177	1,330,274	1,450,451
Total preneed receivables, at amortized cost	$59,124	$47,521	$13,618	$36,290	$156,553	$1,406,958	$1,563,511
14 Service Corporation International

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the six months ended June 30, 2026:

	December 31, 2025	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	June 30, 2026
	(In thousands)
Funeral	$(20,632)	$(1,637)	$1,797	$2	$(20,470)
Cemetery	(14,048)	39	544	10	(13,455)
Total reserve for credit losses on preneed receivables	$(34,680)	$(1,598)	$2,341	$12	$(33,925)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Deposits	$175,982	$158,490	$347,552	$316,756
Withdrawals	$173,266	$133,670	$324,997	$276,604
Purchases of securities	$663,478	$829,676	$1,209,124	$1,385,162
Sales of securities	$695,941	$853,100	$1,158,519	$1,327,187
Realized gains from sales of securities(1)	$233,025	$128,409	$376,590	$229,674
Realized losses from sales of securities(1)	$(46,905)	$(49,063)	$(71,829)	$(75,200)
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

		June 30, 2026
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$52,580	$111	$(604)	$52,087
Canadian government	2	25,423	—	—	25,423
Corporate	2	9,962	219	(8)	10,173
Residential mortgage-backed	2	1,969	14	(10)	1,973
Asset-backed	2	258	—	(41)	217
Equity securities:
Preferred stock	2	20,002	1,902	(1,406)	20,498
Common stock:
United States	1	2,165,257	859,614	(127,348)	2,897,523
Canada	1	45,652	38,911	(1,888)	82,675
Other international	1	173,969	50,072	(18,347)	205,694
Mutual funds:
Equity	1	980,763	325,519	(10,896)	1,295,386
Fixed income	1	720,560	5,331	(32,358)	693,533
Trust investments, at fair value		4,196,395	1,281,693	(192,906)	5,285,182
Commingled funds
Fixed income		1,465,924	6,012	(60,708)	1,411,228
Equity		375,315	132,081	(1,573)	505,823
Money market funds		427,267	—	—	427,267
Alternative investments		526,974	268,659	(10,116)	785,517
Trust investments, at net asset value		2,795,480	406,752	(72,397)	3,129,835
Trust investments, at market		$6,991,875	$1,688,445	$(265,303)	$8,415,017
As of June 30, 2026 and December 31, 2025, our unfunded commitment for our private equity investments was $465.3 million and $435.7 million, respectively, which, if called, would be funded by the assets of the trusts.
16 Service Corporation International

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
Maturity dates of our fixed income securities range from 2026 to 2044. Maturities of fixed income securities (excluding mutual funds) at June 30, 2026 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$50,455
Due in one to five years	33,769
Due in five to ten years	5,621
Thereafter	28
Total estimated maturities of fixed income securities	$89,873
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $62.6 million and $47.7 million for the three months ended June 30, 2026 and 2025, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $34.6 million and $27.0 million for the three months ended June 30, 2026 and 2025, respectively.
FORM 10-Q 17

PART I
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $118.8 million and $95.9 million for the six months ended June 30, 2026 and 2025, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $65.5 million and $53.1 million for the six months ended June 30, 2026 and 2025, respectively.
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Deferred revenue	$2,832,863	$2,790,149
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(1,009,236)	(1,010,883)
Deferred revenue, net	$1,823,627	$1,779,266
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Six months ended June 30,
	2026	2025
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$7,563,664	$6,917,695
Net preneed contract sales	684,646	653,502
Acquisitions of businesses, net	2,191	3,095
Net investment gains (losses)(1)	315,114	295,163
Recognized revenue from backlog(2)	(340,324)	(317,131)
Recognized revenue from current period sales	(270,870)	(268,506)
Change in amounts due on unfulfilled performance obligations	683	(15,694)
Change in cancellation reserve	(576)	(117)
Effect of foreign currency and other	(14,283)	8,257
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$7,940,245	$7,276,264
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance
18 Service Corporation International

PART I
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 25.1% and 25.2% for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate was 25.1% and 25.7% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate was lower for the six months ended June 30, 2026 primarily due to a discrete tax benefit from an investment in a renewable energy project recognized in the first quarter of 2026. The effective tax rate for the three and six months ended June 30, 2026 was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expenses.
We participate in tax equity investments in renewable energy projects that qualify for federal investment tax credits. These investments are accounted for under the proportional amortization method. Tax credits and other related tax benefits are recognized as a reduction of income tax expense as they are realized, with corresponding amortization of the investment in proportion to the tax benefits received. During the six months ended June 30, 2026, we recognized $52.1 million of investment tax credits and other tax benefits and recorded $49.9 million of amortization related to these investments. The tax credits and related amortization are presented net within the Provision for income taxes in the Consolidated Statement of Operations. As of June 30, 2026, the unamortized balance of renewable energy tax credit investments was $1.1 million included in Deferred charges and other assets. As of December 31, 2025, the unamortized balance of renewable energy tax credit investments was $51.1 million, and unfunded commitments related to these investments totaled $40.8 million. These amounts are included in Deferred charges and other assets and Accounts payable and accrued liabilities, respectively, on the Consolidated Balance Sheet.
The federal statutes of limitations have expired for all tax years prior to 2022. Currently, our 2022 federal income tax return is under audit by the IRS, and certain state income tax returns for the years 2022 through 2024 are also being audited. While there are no federal or provincial audits in Canada, years subsequent to 2021 remain open for potential examination. The outcome of each of these audits cannot be predicted at this time.
FORM 10-Q 19

PART I
5. Debt
The components of Debt are:

	June 30, 2026	December 31, 2025
	(In thousands)
7.500% Senior Notes due April 2027	$136,924	$136,924
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.000% Senior Notes due May 2031	800,000	800,000
5.750% Senior Notes due October 2032	800,000	800,000
Term Loan due November 2030	740,625	750,000
Bank Credit Facility due November 2030	365,000	255,000
Corporate Headquarters Debt Facility due February 2037	106,620	54,766
Obligations under finance leases	160,112	151,061
Mortgage notes and other debt, maturities through 2050	78,200	80,142
Unamortized debt issuance costs	(34,316)	(38,076)
Total debt	5,303,165	5,139,817
Less: Current maturities of long-term debt	(195,149)	(56,847)
Total long-term debt	$5,108,016	$5,082,970
Current maturities of debt at June 30, 2026 include amounts due under our 7.500% Senior Notes due April 2027, term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months. The Company believes it has sufficient existing liquidity to satisfy these obligations as well as continued access to the debt capital markets.
Approximately 77% and 79% of our total debt had a fixed interest rate at June 30, 2026 and December 31, 2025, respectively.
The components of our weighted average interest rate are as follows:

	June 30, 2026	December 31, 2025
Fixed Debt	4.67%	4.67%
Floating Debt	5.43%	5.54%
Total Debt	4.84%	4.85%
During the six months ended June 30, 2026 and 2025, we paid $128.0 million and $125.6 million in cash interest, respectively.
Bank Credit Agreement
The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of June 30, 2026, we were in compliance with all of our debt covenants. During the six months ended June 30, 2026, we closed $46.0 million of letters of credit associated with our renewable energy tax credit investments that were fully funded. This was partially offset by a net $0.3 million letters of credit issued. At June 30, 2026, we issued $1.3 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.20%. As of June 30, 2026, we have $1,383.7 million in borrowing capacity under the facility. The bank credit agreement had an interest rate of 5.39% and 5.44% at June 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, we issued $47.0 million of letters of credit.
20 Service Corporation International

PART I
Debt Issuances and Additions
During the six months ended June 30, 2026, we issued or added $456.9 million of debt including:
•$405.0 million on our Bank Credit Facility due November 2030; and
•$51.9 million on our Corporate Headquarters Debt Facility due February 2037.
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
Debt Reductions
During the six months ended June 30, 2026, we made aggregate debt payments of $308.7 million for scheduled and early debt payments including:
•$295.0 million in aggregate principal of our Bank Credit Facility due November 2030;
•$9.4 million in aggregate principal of our Term Loan due November 2030; and
•$4.3 million in other debt.
During the six months ended June 30, 2025, we made aggregate debt payments of $317.8 million for scheduled and early debt payments including:
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
The fair value of our debt instruments was as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
7.500% Senior Notes due April 2027	$139,252	$141,725
4.625% Senior Notes due December 2027	547,828	549,417
5.125% Senior Notes due June 2029	747,120	755,040
3.375% Senior Notes due August 2030	789,106	796,815
4.000% Senior Notes due May 2031	754,648	763,592
5.750% Senior Notes due October 2032	802,664	815,416
Term Loan due November 2030	740,625	750,000
Bank Credit Facility due November 2030	365,000	255,000
Corporate Headquarters Debt Facility due February 2037	106,620	54,766
Mortgage notes and other debt, maturities through 2050	77,935	80,762
Total fair value of debt instruments	$5,070,798	$4,962,533
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
7. Equity
(All shares reported in whole numbers)
Share Repurchase Program
Subject to market conditions, normal trading restrictions, and limitations in our debt covenants, we may make purchases of our common stock in the open market or through privately negotiated transactions under our share repurchase program. On June 11, 2026, we announced that our Board of Directors increased the authorized level of repurchases of our common stock by approximately $472.0 million.
During the six months ended June 30, 2026, we repurchased 3,350,873 shares of common stock at an aggregate cost of $264.9 million, which is an average cost per share of $79.04. After these repurchases and the increase in our share repurchase authorization, the remaining dollar value of shares authorized to be purchased under the share repurchase program was $567.5 million at June 30, 2026.
Subsequent to June 30, 2026, we repurchased 327,690 shares for $25.6 million at an average cost per share of $78.22.
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$298,669	$296,114	$618,874	$625,185
Matured preneed revenue	196,495	183,503	401,880	389,345
Core funeral revenue	495,164	479,617	1,020,754	1,014,530
Non-funeral home revenue	27,582	25,749	56,436	53,357
Non-funeral home preneed sales revenue	21,334	26,421	43,473	48,621
Core general agency and other revenue	60,758	59,578	114,725	114,351
Total funeral revenue	604,838	591,365	1,235,388	1,230,859
Direct cost	(85,179)	(85,005)	(175,469)	(177,783)
Selling compensation	(52,447)	(47,759)	(102,760)	(92,921)
Salaries & fringe expense	(172,400)	(167,465)	(342,985)	(335,315)
Facility expenses	(70,358)	(66,314)	(142,436)	(134,618)
Other costs and overhead	(114,163)	(108,845)	(227,474)	(220,267)
Total funeral expense	(494,547)	(475,388)	(991,124)	(960,904)
Funeral gross profit	$110,291	$115,977	$244,264	$269,955

Cemetery revenue:
Atneed revenue	$110,638	$111,018	$219,809	$223,320
Recognized preneed property revenue	225,441	220,421	435,040	409,081
Recognized preneed merchandise and services revenue	116,246	105,848	222,527	204,318
Core cemetery revenue	452,325	437,287	877,376	836,719
Other revenue	46,125	36,792	86,978	72,033
Total cemetery revenue	498,450	474,079	964,354	908,752
Direct cost	(65,668)	(66,265)	(124,368)	(125,022)
Selling compensation	(93,905)	(86,402)	(180,692)	(167,070)
Maintenance expense	(69,146)	(67,882)	(135,872)	(130,938)
Other costs and overhead	(106,521)	(98,069)	(207,734)	(192,822)
Total cemetery expense	(335,240)	(318,618)	(648,666)	(615,852)
Cemetery gross profit	$163,210	$155,461	$315,688	$292,900

Total revenue from customers	$1,103,288	$1,065,444	$2,199,742	$2,139,611
Total segment expenses	(829,787)	(794,006)	(1,639,790)	(1,576,756)
Gross profit from reportable segments	$273,501	$271,438	$559,952	$562,855
Corporate general and administrative expenses	(41,775)	(49,466)	(85,686)	(94,167)
Restructuring charge	—	(1,575)	—	(1,575)
(Losses) gains on divestitures and impairment charges, net	(138)	4,062	1,136	9,033
Operating income	$231,588	$224,459	$475,402	$476,146
Interest expense	(64,711)	(64,071)	(128,717)	(125,554)
Other (expense) income, net	(57)	3,914	1,341	7,066
Income before income taxes	$166,820	$164,302	$348,026	$357,658
24 Service Corporation International

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended June 30,
Revenue from external customers:
2026	$1,048,537	$54,751	$1,103,288
2025	1,009,446	55,998	1,065,444
Six months ended June 30,
Revenue from external customers:
2026	$2,089,257	$110,485	$2,199,742
2025	2,029,853	109,758	2,139,611
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase various insurance products with high deductibles including: comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of June 30, 2026 and December 31, 2025, we had self-insurance reserves of $114.5 million and $108.4 million, respectively.
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
Unclaimed Property Audits
We have received notices from auditors representing the unclaimed property departments of approximately forty states regarding the potential escheatment of preneed trust funds associated with unused preneed funeral and cemetery contracts ("Unused Preneed Trust Funds"). The states generally assert that all or a portion of these Unused Preneed Trust Funds may be subject to applicable unclaimed property or escheatment laws if the beneficiary and/or purchaser is deceased or presumed deceased and no merchandise or services have been provided. To date, audits have been resolved in nineteen states, with no additional property required to be reported. The remaining state audits are in various stages of the audit process.
Aside from these formal property audits, we may periodically review contracts to identify amounts that may be reportable under applicable unclaimed property laws. In limited circumstances, applicable laws permit us to retain trust earnings when property is escheated. As a result, our unclaimed property reporting has generated net trust fund income in each year from 2023 through 2026 as contracts are canceled and escheated.
We have reserved all of our rights, claims, and defenses with respect to these matters. Given the nature of the audits and the varying state laws involved, we are unable to reasonably estimate the total possible loss or range of loss, if any.
10. Earnings Per Share
Basic earnings per common share (EPS) excludes dilution and is computed by dividing Net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share
FORM 10-Q 25

PART I
reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings.
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$124,825	$122,865	$260,633	$265,745
Weighted average shares:
Weighted average shares — basic	137,519	141,897	138,268	143,001
Stock options	766	1,046	804	1,078
Restricted share units	42	49	50	55
Weighted average shares — diluted	138,327	142,992	139,122	144,134
Amounts attributable to common stockholders:
Earnings per share:
Basic	$0.91	$0.87	$1.89	$1.86
Diluted	$0.90	$0.86	$1.87	$1.84
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Antidilutive options	699	682	600	594
26 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At June 30, 2026, we operated 1,495 funeral service locations and 505 cemeteries (including 316 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 700,000 combined preneed and atneed families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $17.6 billion backlog of future revenue from both trust and insurance-funded preneed sales at June 30, 2026. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for revenue recognition to the extent that the property is developed and available for use.
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
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $572.4 million in the first six months of 2026. As of June 30, 2026, we had $1,383.7 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at June 30, 2026. We target a leverage ratio of 3.5x to 4.0x.
Our financial covenant requirement and actual ratio as of June 30, 2026 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.77
We have the financial strength and flexibility to reward shareholders with dividends while maintaining a prudent capital structure and pursuing new opportunities for profitable growth.
FORM 10-Q 27

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
Returning Excess Cash to Shareholders. In addition to any strategic acquisitions or new build opportunities, we continue to return cash to shareholders through regular quarterly dividends and our share repurchase program. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.36 per common share in the second quarter of 2026. We target a dividend payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants, and final determination by our Board of Directors each quarter upon review of our financial performance. We also expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. On June 11, 2026, we announced that our Board of Directors increased the authorized level of repurchases of our common stock by approximately $472 million. There can be no assurance that we will buy our common stock under our repurchase program in the future. During the six months ended June 30, 2026, we repurchased 3,350,873 shares of our common stock at an aggregate cost of $264.9 million, which is an average cost per share of $79.04.
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
Operating Activities
Net cash provided by operating activities was $572.4 million and $477.6 million for the six months ended June 30, 2026 and 2025, respectively. The $94.8 million increase in operating cash flows from 2025 comprises:
•a $72.2 million increase in cash receipts from customers, General Agency (GA) commission and other receipts,
•a $64.8 million decrease in cash tax payments,
•a $16.8 million increase in net trust withdrawals,
•a $5.3 million decrease in restructuring payments, and
•a $0.4 million decrease in payments for certain legal matters, partially offset by
•a $59.9 million increase in employee compensation payments primarily related to the timing of payroll,
•a $2.4 million increase in vendor and other payments, and
•a $2.4 million increase in cash interest payments.

Investing Activities
Net cash flows used in investing activities was $319.8 million and $191.2 million for the six months ended June 30, 2026 and 2025, respectively. The $128.6 million increased outflow in 2026 over 2025 is primarily due to the following:
•a $40.7 million increase in tax credit equity investments,
•a $29.6 million increase in capital expenditures related to construction of our new corporate headquarters which is substantially financed through a separate construction loan facility,
•a $21.5 million decrease in cash receipts from divestitures and asset sales,
•a $14.4 million increase in total capital expenditures, which comprises:
28 Service Corporation International

PART I
•a $3.5 million increase in expenditures for growth capital expenditures/construction of new funeral service locations, and
•a $10.9 million net increase in maintenance capital expenditures, which includes:
•a $9.4 million increase in expenditures for cemetery property development, and
•a $1.7 million increase in expenditures for digital investments and corporate, partially offset by
•a $0.2 million decrease in expenditures for capital improvements at existing field locations,
•an $11.2 million increase in cash spent on business acquisitions,
•a $7.4 million increase in cash spent on real estate acquisitions, and
•a $3.8 million decrease in net proceeds from Company-owned life insurance policies.

Financing Activities
Net cash used in financing activities was $232.5 million and $243.0 million for the six months ended June 30, 2026 and 2025, respectively. The $10.5 million decreased outflow in 2026 over 2025 is primarily due to the following:
•a $57.6 million decrease in purchase of Company common stock,
•a $34.7 million increase in borrowings from our corporate headquarters debt facility,
•a $2.6 million decrease in bank overdrafts and other, and
•a $2.6 million increase in proceeds from exercises of stock options, partially offset by
•an $81.8 million decrease in debt proceeds, net of repayments, and
•a $5.2 million increase in payments of dividends.

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

	June 30, 2026	December 31, 2025
	(In millions)
Preneed funeral	$211.8	$209.2
Preneed cemetery:
Merchandise and services	134.9	134.9
Pre-construction	64.7	64.5
Bonds supporting preneed funeral and cemetery obligations	411.4	408.6
Bonds supporting preneed business permits	9.1	8.7
Other bonds	77.3	76.5
Total surety bonds outstanding	$497.8	$493.8
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
FORM 10-Q 29

PART I
Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. Management does not expect that we will be required to fund material amounts related to these surety bonds in the future due to a lack of surety capacity or surety company non-performance.
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
The table below details our results of insurance-funded and other non-insurance funded third-party preneed production and maturities.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$232.0	$201.8	$446.0	$389.0
Sales production (number of contracts)(1)	45,661	40,131	88,650	77,180
General agency revenue	$74.7	$76.0	$145.6	$145.7
Maturities	$101.6	$96.4	$211.8	$207.8
Maturities (number of contracts)	16,251	15,624	33,852	33,506

Other non-insurance funded third-party:
Sales production(1)	$13.2	$10.0	$24.4	$19.9
Sales production (number of contracts)(1)	1,260	1,057	2,364	2,097
Maturities	$7.5	$7.3	$15.7	$15.6
Maturities (number of contracts)	774	750	1,607	1,593
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
30 Service Corporation International

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$82.7	$91.9	$167.3	$182.3
Sales production (number of contracts)	13,006	16,118	25,686	32,451
Maturities	$106.7	$96.5	$213.5	$200.3
Maturities (number of contracts)	20,646	20,603	42,558	43,215
Cemetery:
Sales production:
Preneed	$400.1	$369.8	$756.7	$694.4
Atneed	109.4	108.6	219.9	221.7
Total sales production	$509.5	$478.4	$976.6	$916.1
Sales production deferred to backlog:
Preneed	$203.2	$176.1	$385.0	$333.5
Atneed	75.4	75.0	153.3	154.7
Total sales production deferred to backlog	$278.6	$251.1	$538.3	$488.2
Revenue recognized from backlog:
Preneed	$120.0	$114.1	$230.3	$210.3
Atneed	76.5	76.9	152.7	154.9
Total revenue recognized from backlog	$196.5	$191.0	$383.0	$365.2
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at June 30, 2026 and December 31, 2025. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts and other non-insurance funded third-party contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at June 30, 2026 and December 31, 2025. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
FORM 10-Q 31

PART I

	June 30, 2026		December 31, 2025
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.82	$1.82	$1.78	$1.78
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.01	1.01	1.01	1.01
Deferred receipts held in trust	6.12	5.08	5.78	4.83
Allowance for cancellation on trust investments	(0.31)	(0.25)	(0.29)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	8.64	7.66	8.28	7.38
Backlog of insurance and other funded deferred revenue(1)	8.98	8.98	8.73	8.73
Total backlog of deferred revenue	$17.62	$16.64	$17.01	$16.11

Preneed receivables, net and trust investments	$7.65	$6.61	$7.36	$6.41
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.01	1.01	1.01	1.01
Allowance for cancellation on trust investments	(0.31)	(0.25)	(0.29)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	8.35	7.37	8.08	7.18
Policies associated with insurance and other funded deferred revenue (1)	8.98	8.98	8.73	8.73
Total assets associated with backlog of preneed revenue	$17.33	$16.35	$16.81	$15.91
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of June 30, 2026, the difference between the backlog and total assets at fair value represents $0.16 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.46 billion collected from customers that were not required to be deposited into trusts, and $0.20 billion in allowable cash distributions from trust assets partially offset by $1.53 billion in amounts due on delivered property and merchandise. As of June 30, 2026, the fair value of the total backlog comprised $5.32 billion related to cemetery contracts and $12.30 billion related to funeral contracts. As of June 30, 2026, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $5.32 billion related to cemetery contracts and $3.03 billion related to funeral contracts. As of June 30, 2026, the backlog of insurance-funded contracts of $8.98 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced by one of our operating locations.
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
32 Service Corporation International

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
As of June 30, 2026, approximately 96% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use five managed limited liability companies (LLCs), three for the merchandise and service trust type and two for the cemetery perpetual care trust type, with independent trustees as custodians. Each financial institution acting as trustee, manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of June 30, 2026, the largest single equity position represented approximately 1.1% of the total securities portfolio.
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
FORM 10-Q 33

PART I
Trust Performance
During the six months ended June 30, 2026, the Standard and Poor’s 500 Index increased 10.2% and the Bloomberg’s US Aggregate Bond Index increased 0.6%. This compares to the SCI trusts that increased 7.0% during the same period. The SCI trusts have a diversified allocation of approximately 60% equities, 26% fixed income securities, 10% alternative and other investments with the remaining 4% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $118.8 million and $95.9 million for the six months ended June 30, 2026 and 2025, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $65.5 million and $53.1 million for the six months ended June 30, 2026 and 2025, respectively.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Six Months Ended June 30, 2026 and 2025
Three Months Ended June 30, 2026 and 2025
Management Summary
In the second quarter of 2026, we reported consolidated net income attributable to common stockholders of $124.8 million ($0.90 per diluted share) compared to net income attributable to common stockholders in the second quarter of 2025 of $122.9 million ($0.86 per diluted share). These results were impacted by certain items including:

	Three months ended June 30,
	2026	2025
	(In millions)
Pre-tax (losses) gains on divestitures and impairment charges, net	$(0.1)	$4.1
Pre-tax legal settlement	$—	$(6.4)
Pre-tax restructuring charge	$—	$(1.6)
Tax effect from significant items	$—	$0.9
Change in non-recurring tax items	$—	$0.4
In addition to the above items, the increase was due to higher cemetery gross profit combined with lower corporate general and administrative expenses and lower share count over prior year quarter. This increase was slightly offset by lower funeral gross profit as the impact of modest revenue growth was offset by higher selling compensation costs on increased production and normal increases in our fixed-cost structure.
34 Service Corporation International

PART I
Funeral Results

	Three months ended June 30,
	2026	2025
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$604.8	$591.4
Less: revenue associated with acquisitions/new construction	11.6	2.2
Less: revenue associated with divestitures	0.3	1.4
Comparable(1) funeral revenue	592.9	587.8
Less: non-funeral home preneed sales revenue	21.2	26.3
Less: core general agency and other revenue	60.1	59.3
Adjusted comparable funeral revenue	$511.6	$502.2
Comparable services performed	85,044	86,229
Comparable average revenue per service(2)	$6,016	$5,824

Consolidated funeral gross profit	$110.3	$116.0
Less: gross profit associated with acquisitions/new construction	0.7	—
Less: gross losses associated with divestitures	(0.2)	(0.6)
Comparable(1) funeral gross profit	$109.8	$116.6
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2025 and ending June 30, 2026.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $604.8 million for the three months ended June 30, 2026 compared to $591.4 million for the same period in 2025. This $13.4 million increase is primarily attributable to a $9.4 million increase in revenue from acquired and newly constructed properties and a $5.1 million increase in comparable revenue, partially offset by a $1.1 million decrease in revenue associated with divested properties.
Comparable revenue from funeral operations was $592.9 million for the three months ended June 30, 2026 compared to $587.8 million for the same period in 2025. This $5.1 million, or 0.9%, increase was due to a $9.4 million increase in adjusted comparable funeral revenue and a $0.8 million increase in core general agency and other revenue, partially offset by a $5.1 million decrease in non-funeral home preneed sales revenue.
Adjusted comparable funeral revenue increased $9.4 million due to a 3.3% increase in comparable average revenue per service partially offset by a 1.4% decrease in comparable funeral services performed. The growth in the average revenue per service is primarily driven by consumer preferences for enhanced product and service offerings as well as an increase in trust fund income. The total comparable cremation rate increased by 50 basis points to 64.8%.
Non-funeral home preneed sales revenue decreased $5.1 million, primarily due to an operational shift to defer the delivery of urns on preneed contracts to the time of need. This transition was completed late in 2025, and this decrease is short-term in nature as we will recognize deferred urn revenue from the backlog at the time of need as non-funeral home revenue.
Core general agency and other revenue grew $0.8 million. Core general agency revenue benefited from higher insurance sales production which was largely offset by a lower general agency commission rate quarter over quarter. The current commission rate is stable and is trending in line with expectations.
Funeral Gross Profit
Consolidated funeral gross profit decreased $5.7 million, or 4.9%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily attributable to a decrease in comparable funeral gross profit. Comparable funeral gross profit decreased $6.8 million to $109.8 million, and the comparable gross profit percentage decreased from 19.8% to 18.5%. Gross profit was impacted by higher selling compensation associated with strong insurance-funded preneed sales production. Selling compensation costs associated with insurance-funded preneed sales production are expensed as incurred, while the benefit of these sales will be realized in future periods as the related funeral services are performed. In addition, the gross profit was impacted by the timing of incentive compensation accruals versus the prior year quarter.
FORM 10-Q 35

PART I
Cemetery Results

	Three months ended June 30,
	2026	2025
	(In millions)
Consolidated cemetery revenue	$498.5	$474.1
Less: revenue associated with acquisitions/new construction	1.6	—
Comparable(1) cemetery revenue	$496.9	$474.1

Consolidated cemetery gross profit	$163.2	$155.5
Less: gross profit associated with acquisitions/new construction	1.0	—
Comparable(1) cemetery gross profit	$162.2	$155.5
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2025 and ending June 30, 2026.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $24.4 million, or 5.1%, for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a $22.8 million increase in comparable cemetery revenue and a $1.6 million increase in revenue contributed by newly constructed and acquired properties.
Comparable cemetery revenue increased $22.8 million, or 4.8%, for the three months ended June 30, 2026 primarily due to higher comparable core revenue of $14.4 million and higher comparable other revenue of $8.4 million. The comparable core revenue increase of $14.4 million was primarily due to a $15.2 million, or 4.7%, increase in recognized preneed revenue, of which $4.8 million resulted from higher property revenue and $10.4 million from higher merchandise and service revenue. Total recognized preneed revenue benefited from growth in comparable cemetery preneed sales production of $29.7 million, or 8.0%, a significant portion of which will benefit us in the future.
Other revenue was $8.4 million, or 22.8%, higher compared to the prior year quarter primarily from an increase in endowment care trust fund income based on market performance and higher total return distributions.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $7.7 million, or 5.0%, in the three months ended June 30, 2026 compared to the same period in 2025, which is primarily attributable to a $6.7 million increase in comparable cemetery gross profit and a $1.0 million increase in gross profit contributed by newly constructed and acquired properties. Comparable cemetery gross profit increased from $155.5 million to $162.2 million. The gross profit percentage decreased slightly from 32.8% to 32.6%. Gross profit was impacted by higher selling compensation, reflecting strong preneed sales production growth of 8.0%. While this strong production growth puts temporary pressure on cemetery gross margins, it grows our backlog with higher-margin deferred property sales which will benefit us in future periods. In addition, the gross profit was impacted by the timing of incentive compensation accruals versus the prior year quarter.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $7.7 million to $41.8 million in the second quarter of 2026 compared to the second quarter of 2025 of $49.5 million. The prior year included a $6.4 million charge related to the settlement of certain legal matters. The remaining decrease is partially due to lower auto and general liability claims in the current year.
(Losses) Gains on Divestitures and Impairment Charges, Net
We recognized a $0.1 million net pre-tax loss on asset divestitures and impairments in the second quarter of 2026 compared to a $4.1 million net pre-tax gain in the second quarter of 2025 on asset divestitures due to non-strategic asset divestitures.
Interest Expense
Interest expense increased $0.6 million to $64.7 million for the three months ended June 30, 2026. The average balances on our floating-rate debt increased approximately $189.0 million, partially offset by lower average floating rates decreasing from 6.8% to 5.8%.
FORM 10-Q 36

PART I
Other (Expense) Income, Net
Other (expense) income, net decreased $4.0 million, resulting in Other expense, net of $0.1 million for the three months ended June 30, 2026 primarily due to the change in foreign currency exchange rates compared to the prior year.
Provision for Income Taxes
Our effective tax rate was 25.1% and 25.2% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expense.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 138.3 million for the three months ended June 30, 2026 compared to 143.0 million for the same period in 2025. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Six Months Ended June 30, 2026 and 2025
Management Summary
In the first six months of 2026, we reported consolidated net income attributable to common stockholders of $260.6 million ($1.87 per diluted share) compared to net income attributable to common stockholders for the same period in 2025 of $265.7 million ($1.84 per diluted share). These results were impacted by certain items including:

	Six months ended June 30,
	2026	2025
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$1.1	$9.0
Pre-tax legal settlements	$—	$(6.4)
Pre-tax restructuring charge	$—	$(1.6)
Tax effect from significant items	$(0.2)	$(0.4)
Change in non-recurring tax items	$(0.4)	$—
In addition to the above items, lower funeral gross profit resulting from a decline in funerals performed during the year was more than offset by higher cemetery gross profit combined with a lower share count and a favorable tax rate.
FORM 10-Q 37

PART I
Funeral Results

	Six months ended June 30,
	2026	2025
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,235.4	$1,230.9
Less: revenue associated with acquisitions/new construction	21.9	2.9
Less: revenue associated with divestitures	0.4	2.6
Comparable(1) funeral revenue	1,213.1	1,225.4
Less: non-funeral home preneed sales revenue	43.2	48.5
Less: core general agency and other revenue	113.4	113.9
Adjusted comparable funeral revenue	$1,056.5	$1,063.0
Comparable services performed	176,647	183,704
Comparable average revenue per service(2)	$5,981	$5,786

Consolidated funeral gross profit	$244.3	$270.0
Less: gross profit (losses) associated with acquisitions/new construction	2.4	(0.3)
Less: gross losses associated with divestitures	(0.6)	(1.7)
Comparable(1) funeral gross profit	$242.5	$272.0
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2025 and ending June 30, 2026.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $1,235.4 million for the six months ended June 30, 2026, compared to $1,230.9 million for the same period in 2025. This $4.5 million increase in revenue is primarily attributable to a $19.0 million increase in revenue contributed by newly constructed and acquired properties, partially offset by a $12.3 million decrease in comparable revenue and a $2.2 million decrease in revenue related to divested properties.
Comparable revenue from funeral operations was $1,213.1 million for the six months ended June 30, 2026 compared to $1,225.4 million for the same period in 2025. The $12.3 million, or 1.0%, decrease was due to a $6.5 million decrease in adjusted comparable funeral revenue, a $5.3 million decrease in non-funeral home preneed sales revenue, and a $0.5 million decrease in core general agency and other revenue.
Adjusted comparable funeral revenue decreased $6.5 million, or 0.6%, primarily due to a 3.8% decrease in comparable funeral services performed. This decrease was partially offset by a 3.4% increase in comparable average revenue per service. The growth in the average revenue per service is primarily driven by consumer preferences for enhanced product and service offerings as well as an increase in trust fund income. The total comparable cremation rate slightly increased 50 basis points over the prior year to 64.7%.
Non-funeral home preneed sales revenue decreased $5.3 million, primarily due to an operational shift to defer the delivery of urns on preneed contracts to the time of need. This transition was completed late in 2025, and this decrease is short-term in nature as we will recognize deferred urn revenue from the backlog at the time of need as non-funeral home revenue.
Core general agency and other revenue decreased $0.5 million. Core general agency revenue benefited from higher insurance sales production which was largely offset by a lower general agency commission rate year over year. The current commission rate is stable and is trending in line with expectations.
Funeral Gross Profit
Consolidated funeral gross profit decreased $25.7 million, or 9.5%, in the first six months of 2026 compared to the same period in 2025. This decrease is primarily attributable to a $29.5 million, or 10.8%, decrease in comparable funeral gross profit, partially offset by a $2.7 million increase in gross profit contributed by acquired and newly constructed properties and a $1.1 million increase in gross profit related to divested properties. Comparable funeral gross profit decreased $29.5 million to $242.5 million, and the comparable gross profit percentage declined from 22.2% to 20.0%. The decline primarily reflects the impact of lower revenue combined with increases in our fixed-cost operating structure and higher selling compensation costs on increased preneed sales production.
FORM 10-Q 38

PART I
Cemetery Results

	Six months ended June 30,
	2026	2025
	(In millions)
Consolidated cemetery revenue	$964.4	$908.8
Less: revenue associated with acquisitions/new construction	2.0	0.1
Comparable(1) cemetery revenue	$962.4	$908.7

Consolidated cemetery gross profit	$315.7	$292.9
Less: gross profit associated with acquisitions/new construction	1.1	—
Comparable(1) cemetery gross profit	$314.6	$292.9
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2025 and ending June 30, 2026.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $55.6 million, or 6.1%, in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a $53.7 million, or 5.9%, increase in comparable cemetery revenue and a $1.9 million increase in revenue contributed by acquired and newly constructed properties.
The $53.7 million increase in comparable cemetery revenue was attributable to a $39.6 million increase in comparable cemetery core revenue and an increase in other revenue of $14.1 million. The increase in core revenue was primarily due to a $43.7 million increase in recognized preneed revenue, partially offset by a $4.1 million decrease in atneed revenue. The increase in recognized preneed property revenue primarily related to increased preneed property production and the timing of newly constructed property versus the prior year. Preneed sales production increased $61.4 million, or 8.8%, a portion of which will benefit us in future periods, as we provide the products and services or as undeveloped property sold is constructed and recognized.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $22.8 million, or 7.8%, in the six months ended June 30, 2026 compared to the same period in 2025. This increase is primarily attributable to a $21.7 million increase in comparable cemetery gross profit and a $1.1 million increase in gross profit contributed by newly constructed and acquired properties. Comparable cemetery gross profit increased from $292.9 million to $314.6 million, and the gross profit percentage increased from 32.2% to 32.7% primarily due to the growth in core revenue mentioned above.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $8.5 million to $85.7 million for the six months ended June 30, 2026. The prior year included a $6.4 million charge related to the settlement of certain legal matters. The remaining decrease is due in part to higher auto and general liability claims in the prior year.
(Losses) Gains on Divestitures and Impairment Charges, Net
We recognized a $1.1 million net pre-tax gain on asset divestitures and impairments in the six months ended June 30, 2026 compared to a $9.0 million net pre-tax gain in the six months ended June 30, 2025 on asset divestitures due to non-strategic asset divestitures.
Interest Expense
Interest expense increased $3.2 million to $128.7 million for the six months ended June 30, 2026 primarily due to higher average debt outstanding, partially offset by lower interest rates on our floating-rate debt.
Other (Expense) Income, Net
Other income, net decreased $5.7 million to $1.3 million for the six months ended June 30, 2026 primarily due to the change in foreign currency exchange rates compared to the prior year.
FORM 10-Q 39

PART I
Provision for Income Taxes
Our effective tax rate was 25.1% and 25.7% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax rate in the current period was primarily due to tax benefits from an investment in a renewable energy project recognized in the first quarter of 2026. The effective tax rate was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign taxes.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 139.1 million for the six months ended June 30, 2026 compared to 144.1 million for the same period in 2025. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
FORM 10-Q 40

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
Cost and market values as of June 30, 2026 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see "Trust Investments" in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity, and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2026 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (3)
April 1, 2026 — April 30, 2026 (1)	190,386	$82.84	190,232	$199,317,033
May 1, 2026 — May 31, 2026 (2)	685,352	$78.18	684,262	$145,821,535
June 1, 2026 — June 30, 2026	685,842	$72.85	685,842	$567,538,570
	1,561,580		1,560,336
(1) 154 shares were purchased in April 2026 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 1,090 shares were purchased in May 2026 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(3) On June 11, 2026, we announced that our Board of Directors increased the authorized level of repurchases of our common stock by approximately $472 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
FORM 10-Q 43

PART II
Item 6. Exhibits

Exhibit Number		Description
3.1	—	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-10867 on Form S-3).
3.2	—	Articles of Amendment to Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended September 30, 1996).
3.3	—	Certificate of Amendment to Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 25, 2018).
3.4	—	Certificate of Amendment to Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 8, 2026).
3.5	—
Statement of Resolution Establishing Series of Shares of Series D Junior Participating Preferred Stock, dated July 27, 1998 (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 1998).

3.6	—	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to Form 8-K filed May 8, 2026).
4.1	—
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

10.1	—	2026 Equity Incentive Plan (Incorporated by reference to Exhibit 4.6 to Form S-8 filed May 11, 2026).
10.2	—
Credit Agreement, dated November 20, 2025, between Service Corporation International, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as lenders party thereto (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 21, 2025).

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

July 30, 2026	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Chief Accounting Officer (Principal Accounting Officer)
FORM 10-Q 45