Form 10-Q
period 2026-09-30
SERVICE CORP INTERNATIONAL
filed 2026-10-29
CIK 89089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	SEPTEMBER 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-6402-1
SERVICE CORPORATION INTERNATIONAL
(Exact name of registrant as specified in its charter)

Texas	74-1488375
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1929 Allen Parkway
Houston
Texas	77019
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 522-5141
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock ($1 par value)	SCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock as of October 29, 2026 was 135,907,343 (net of treasury shares).

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

4 Service Corporation International

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Service Corporation International
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenue
Property and merchandise revenue	$533,278	$519,210	$1,568,796	$1,530,876
Service revenue	452,922	431,785	1,392,321	1,351,994
Other revenue	121,062	107,101	345,887	314,837
Total revenue	1,107,262	1,058,096	3,307,004	3,197,707
Costs of revenue
Cost of property and merchandise	(287,263)	(269,857)	(840,556)	(806,641)
Cost of service	(259,299)	(242,007)	(767,408)	(731,562)
Overhead and other expenses	(288,427)	(280,689)	(866,815)	(831,106)
Total costs of revenue	(834,989)	(792,553)	(2,474,779)	(2,369,309)
Gross profit	272,273	265,543	832,225	828,398
Corporate general and administrative expenses	(30,593)	(38,332)	(116,279)	(132,499)
Restructuring charge	—	(405)	—	(1,980)
Gains (losses) on divestitures and impairment charges, net	11,210	(415)	12,346	8,618
Operating income	252,890	226,391	728,292	702,537
Interest expense	(64,993)	(65,683)	(193,710)	(191,237)
Other income, net	902	153	2,243	7,219
Income before income taxes	188,799	160,861	536,825	518,519
Provision for income taxes	(47,478)	(43,339)	(134,754)	(135,146)
Net income	141,321	117,522	402,071	383,373
Net income attributable to noncontrolling interests	(45)	(49)	(162)	(155)
Net income attributable to common stockholders	$141,276	$117,473	$401,909	$383,218
Basic earnings per share:
Net income attributable to common stockholders	$1.04	$0.84	$2.92	$2.70
Basic weighted average number of shares	136,439	140,318	137,652	142,097
Diluted earnings per share:
Net income attributable to common stockholders	$1.03	$0.83	$2.90	$2.68
Diluted weighted average number of shares	137,226	141,424	138,484	143,227
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 5

PART I
Service Corporation International
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$141,321	$117,522	$402,071	$383,373
Other comprehensive income:
Foreign currency translation adjustments	389	(8,130)	(15,756)	12,992
Total comprehensive income	141,710	109,392	386,315	396,365
Total comprehensive income attributable to noncontrolling interests	(45)	(49)	(162)	(155)
Total comprehensive income attributable to common stockholders	$141,665	$109,343	$386,153	$396,210
(See notes to unaudited condensed consolidated financial statements)
6 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$172,653	$243,581
Receivables, net of reserves of $3,270 and $3,944, respectively	103,103	100,415
Inventories	37,921	35,246
Other	47,144	32,551
Total current assets	360,821	411,793
Preneed receivables, net of reserves of $34,768 and $34,680, respectively, and trust investments	7,585,365	7,360,793
Cemetery property	2,278,344	2,201,967
Property and equipment, net	2,875,899	2,751,761
Goodwill	2,188,137	2,169,055
Deferred charges and other assets, net of reserves of $2,975 and $2,460, respectively	1,339,115	1,360,530
Cemetery perpetual care trust investments	2,465,566	2,398,613
Total assets	$19,093,247	$18,654,512

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$708,721	$685,156
Current maturities of long-term debt	195,060	56,847
Income taxes payable	261	3,701
Total current liabilities	904,042	745,704
Long-term debt	4,977,888	5,082,970
Deferred revenue, net	1,820,555	1,779,266
Deferred tax liability	718,681	691,033
Other liabilities	590,529	550,793
Deferred compensation plan share awards	7,186	—
Deferred receipts held in trust	6,050,706	5,784,398
Care trusts’ corpus	2,448,379	2,381,507
Commitments and contingencies (Note 9)
Equity:
Common stock, $1 per share par value, 500,000,000 shares authorized, 142,534,193 and 141,957,004 shares issued, respectively, and 136,051,688 and 139,678,199 shares outstanding, respectively	136,052	139,678
Capital in excess of par value	990,639	987,210
Retained earnings	451,446	498,958
Accumulated other comprehensive income	(3,331)	12,425
Total common stockholders’ equity	1,574,806	1,638,271
Noncontrolling interests	475	570
Total equity	1,575,281	1,638,841
Total liabilities and equity	$19,093,247	$18,654,512
(See notes to unaudited condensed consolidated financial statements)
FORM 10-Q 7

PART I
Service Corporation International
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$402,071	$383,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,429	163,462
Amortization of intangibles	10,465	12,353
Amortization of cemetery property	74,592	73,785
Amortization of loan costs	6,743	6,605
Provision for expected credit losses	7,254	7,394
Provision for deferred income taxes	28,492	32,310
Gains on divestitures and impairment charges, net	(12,346)	(8,618)
Share-based compensation	14,786	13,624
Change in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in receivables	8,495	(2,487)
Decrease (increase) in other assets	54,640	(18,115)
Increase in payables and other liabilities	35,175	26,006
Effect of preneed sales production and maturities:
Increase in preneed receivables, net and trust investments	(4,902)	(34,056)
Increase in deferred revenue, net	23,046	29,994
Increase in deferred receipts held in trust	48,348	44,230
Net cash provided by operating activities	869,288	729,860
Cash flows from investing activities:
Capital expenditures	(275,047)	(262,818)
Business acquisitions, net of cash acquired	(73,262)	(65,098)
Real estate acquisitions	(16,506)	(6,610)
Corporate headquarters	(72,419)	(44,942)
Proceeds from divestitures and sales of property and equipment	18,648	28,267
Payments for Company-owned life insurance policies	(10,818)	(216)
Proceeds from Company-owned life insurance policies and other	—	11,433
Tax credit equity investments	(40,737)	(1,435)
Net cash used in investing activities	(470,141)	(341,419)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	530,000	655,011
Scheduled payments of debt	(20,622)	(19,117)
Early payments of debt	(550,000)	(490,000)
Proceeds from corporate headquarters debt facility	56,086	33,533
Principal payments on finance leases	(30,122)	(28,590)
Proceeds from exercise of stock options	23,424	20,904
Purchase of Company common stock	(318,942)	(402,093)
Payments of dividends	(145,421)	(135,977)
Bank overdrafts and other	(11,533)	(2,548)
Net cash used in financing activities	(467,130)	(368,877)
Effect of foreign currency	(4,043)	3,522
Net (decrease) increase in cash, cash equivalents, and restricted cash	(72,026)	23,086
Cash, cash equivalents, and restricted cash at beginning of period	246,468	221,399
Cash, cash equivalents, and restricted cash at end of period	$174,442	$244,485
(See notes to unaudited condensed consolidated financial statements)
8 Service Corporation International

PART I
Service Corporation International
Condensed Consolidated Statement of Equity (Unaudited)

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2024	$146,670	$(1,975)	$986,830	$553,701	$(7,221)	$664	$1,678,669
Comprehensive income	—	—	—	142,880	527	47	143,454
Dividends declared on common stock ($0.32 per share)	—	—	—	(45,991)	—	—	(45,991)
Share-based compensation earned	—	—	3,841	—	—	—	3,841
Stock option exercises	95	—	3,812	—	—	—	3,907
Restricted stock awards, net of forfeitures	120	—	(120)	—	—	—	—
Purchase of Company common stock	—	(1,636)	(12,619)	(116,558)	—	—	(130,813)
Noncontrolling interest payments	—	—	—	—	—	(166)	(166)
Other	—	—	(1,281)	—	—	—	(1,281)
Balance at March 31, 2025	$146,885	$(3,611)	$980,463	$534,032	$(6,694)	$545	$1,651,620
Comprehensive income	—	—	—	122,865	20,595	59	143,519
Dividends declared on common stock ($0.32 per share)	—	—	—	(45,138)	—	—	(45,138)
Share-based compensation earned	22	—	5,726	—	—	—	5,748
Stock option exercises	3	—	130	—	—	—	133
Purchase of Company common stock	—	(2,493)	(18,988)	(174,007)	—	—	(195,488)
Noncontrolling interest payments	—	—	—	—	—	(40)	(40)
Other	—	—	(2)	—	—	1	(1)
Balance at June 30, 2025	$146,910	$(6,104)	$967,329	$437,752	$13,901	$565	$1,560,353
Comprehensive income	—	—	—	117,473	(8,130)	49	109,392
Dividends declared on common stock ($0.32 per share)	—	—	—	(44,848)	—	—	(44,848)
Share-based compensation earned	—	—	4,035	—	—	—	4,035
Stock option exercises	424	—	16,440	—	—	—	16,864
Purchase of Company common stock	—	(985)	(7,207)	(70,316)	—	—	(78,508)
Other	1	—	(3)	—	—	(2)	(4)
Balance at September 30, 2025	$147,335	$(7,089)	$980,594	$440,061	$5,771	$612	$1,567,284
(See notes to unaudited condensed consolidated financial statements)

FORM 10-Q 9

PART I

	Common Stock	Treasury Stock, Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	(In thousands, except per share amounts)
Balance at December 31, 2025	$141,957	$(2,279)	$987,210	$498,958	$12,425	$570	$1,638,841
Comprehensive income (loss)	—	—	—	135,808	(7,116)	65	128,757
Dividends declared on common stock ($0.34 per share)	—	—	—	(47,080)	—	—	(47,080)
Share-based compensation earned	—	—	4,163	—	—	—	4,163
Stock option exercises	136	—	5,893	—	—	—	6,029
Restricted stock awards, net of forfeitures	122	—	(122)	—	—	—	—
Purchase of Company common stock	—	(1,789)	(13,881)	(128,706)	—	—	(144,376)
Noncontrolling interest payments	—	—	—	—	—	(97)	(97)
Other	—	—	(1,288)	—	—	—	(1,288)
Balance at March 31, 2026	$142,215	$(4,068)	$981,975	$458,980	$5,309	$538	$1,584,949
Comprehensive income (loss)	—	—	—	124,825	(9,029)	52	115,848
Dividends declared on common stock ($0.36 per share)	—	—	—	(49,283)	—	—	(49,283)
Share-based compensation earned	25	—	6,199	—	—	—	6,224
Stock option exercises	9	—	561	—	—	—	570
Purchase of Company common stock	—	(1,562)	(12,294)	(106,622)	—	—	(120,478)
Noncontrolling interest payments	—	—	—	—	—	(81)	(81)
Other	—	—	11	—	—	—	11
Balance at June 30, 2026	$142,249	$(5,630)	$976,452	$427,900	$(3,720)	$509	$1,537,760
Comprehensive income	—	—	—	141,276	389	45	141,710
Dividends declared on common stock ($0.36 per share)	—	—	—	(49,058)	—	—	(49,058)
Share-based compensation earned	—	—	4,399	—	—	—	4,399
Stock option exercises	379	—	16,446	—	—	—	16,825
Purchase of Company common stock	—	(658)	(4,935)	(47,175)	—	—	(52,768)
Return and reclassification of shares from deferred compensation plan	(94)	(194)	(1,776)	(21,497)	—	—	(23,561)
Noncontrolling interest payments	—	—	—	—	—	(79)	(79)
Other	—	—	53	—	—	—	53
Balance at September 30, 2026	$142,534	$(6,482)	$990,639	$451,446	$(3,331)	$475	$1,575,281

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
FORM 10-Q 11

PART I
The components of cash, cash equivalents, and restricted cash were as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$172,653	$243,581
Restricted cash(1):
Included in Other current assets	1,136	2,231
Included in Deferred charges and other assets, net	653	656
Total restricted cash	1,789	2,887
Total cash, cash equivalents, and restricted cash	$174,442	$246,468
(1)    Restricted cash in both periods primarily consists of proceeds from divestitures deposited into escrow accounts under IRS code section 1031 and collateralized obligations under certain insurance policies.
Receivables, Net
The components of Receivables, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2026
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$29,089	$22,952	$54,155	$177	$106,373
Reserve for credit losses	(1,450)	(1,525)	(198)	(97)	(3,270)
Receivables, net	$27,639	$21,427	$53,957	$80	$103,103

	December 31, 2025
	Atneed Funeral	Atneed Cemetery	Miscellaneous	Current Portion of Notes	Total
	(In thousands)
Receivables	$38,830	$20,396	$44,960	$173	$104,359
Reserve for credit losses	(1,866)	(1,799)	(170)	(109)	(3,944)
Receivables, net	$36,964	$18,597	$44,790	$64	$100,415

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
3. Preneed Activities
Preneed Receivables, Net and Trust Investments
The components of Preneed receivables, net and trust investments in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Preneed receivables, net	$1,526,368	$1,561,836

Trust investments, at fair value	8,296,929	7,965,010
Insurance-backed fixed income securities and other	227,634	232,560
Trust investments	8,524,563	8,197,570
Less: Cemetery perpetual care trust investments	(2,465,566)	(2,398,613)
Preneed trust investments	6,058,997	5,798,957

Preneed receivables, net and trust investments	$7,585,365	$7,360,793
FORM 10-Q 13

PART I
Preneed receivables, net comprised the following:

	September 30, 2026
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$122,778	$1,487,628	$1,610,406
Unearned finance charges	(15,465)	(33,805)	(49,270)
Preneed receivables, at amortized cost	107,313	1,453,823	1,561,136
Reserve for credit losses	(20,707)	(14,061)	(34,768)
Preneed receivables, net	$86,606	$1,439,762	$1,526,368

	December 31, 2025
	Funeral	Cemetery	Total
	(In thousands)
Preneed receivables	$142,485	$1,482,721	$1,625,206
Unearned finance charges	(13,486)	(15,204)	(28,690)
Preneed receivables, at amortized cost	128,999	1,467,517	1,596,516
Reserve for credit losses	(20,632)	(14,048)	(34,680)
Preneed receivables, net	$108,367	$1,453,469	$1,561,836

At September 30, 2026, the amortized cost basis of our preneed receivables by year of origination was as follows:

	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$17,620	$15,149	$25,085	$19,551	$9,906	$20,002	$107,313
Cemetery	412,617	449,960	298,832	175,528	77,233	39,653	1,453,823
Total preneed receivables, at amortized cost	$430,237	$465,109	$323,917	$195,079	$87,139	$59,655	$1,561,136

At September 30, 2026, the payment status of our preneed receivables was as follows:

	Past Due
	<30 Days	30-90 Days	90-180 Days	>180 Days	Total	Current	Total
	(In thousands)
Preneed receivables, at amortized cost:
Funeral	$2,336	$2,456	$759	$31,389	$36,940	$70,373	$107,313
Cemetery	51,245	43,163	15,902	6,515	116,825	1,336,998	1,453,823
Total preneed receivables, at amortized cost	$53,581	$45,619	$16,661	$37,904	$153,765	$1,407,371	$1,561,136
14 Service Corporation International

PART I
The following table summarizes the activity for the reserve for credit losses on preneed receivables for the nine months ended September 30, 2026:

	December 31, 2025	Provision for Expected Credit Losses	Write Offs	Effect of Foreign Currency	September 30, 2026
	(In thousands)
Funeral	$(20,632)	$(2,441)	$2,364	$2	$(20,707)
Cemetery	(14,048)	(745)	725	7	(14,061)
Total reserve for credit losses on preneed receivables	$(34,680)	$(3,186)	$3,089	$9	$(34,768)

The table below sets forth certain investment-related activities associated with our trusts:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Deposits	$186,164	$172,169	$533,715	$488,925
Withdrawals	$160,270	$161,288	$485,267	$437,892
Purchases of securities	$754,731	$468,919	$1,963,948	$1,854,184
Sales of securities	$653,627	$401,392	$1,812,250	$1,728,555
Realized gains from sales of securities(1)	$110,678	$114,746	$487,268	$344,420
Realized losses from sales of securities(1)	$(45,278)	$(20,908)	$(117,107)	$(96,108)
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

		September 30, 2026
	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Value
			(In thousands)
Fixed income securities:
U.S. Treasury	2	$51,652	$23	$(1,063)	$50,612
Canadian government	2	24,952	—	—	24,952
Corporate	2	10,536	31	(41)	10,526
Residential mortgage-backed	2	2,958	—	(73)	2,885
Asset-backed	2	306	—	(50)	256
Equity securities:
Preferred stock	2	19,906	1,026	(962)	19,970
Common stock:
United States	1	2,190,561	750,889	(130,484)	2,810,966
Canada	1	41,307	33,170	(2,417)	72,060
Other international	1	169,181	37,960	(16,100)	191,041
Mutual funds:
Equity	1	973,691	308,425	(7,788)	1,274,328
Fixed income	1	717,924	1,303	(50,291)	668,936
Trust investments, at fair value		4,202,974	1,132,827	(209,269)	5,126,532
Commingled funds
Fixed income		1,507,309	302	(113,759)	1,393,852
Equity		408,414	137,248	(1,511)	544,151
Money market funds		405,758	—	—	405,758
Alternative investments		533,097	305,718	(12,179)	826,636
Trust investments, at net asset value		2,854,578	443,268	(127,449)	3,170,397
Trust investments, at market		$7,057,552	$1,576,095	$(336,718)	$8,296,929
As of September 30, 2026 and December 31, 2025, our unfunded commitment for our private equity investments was $532.6 million and $435.7 million, respectively, which, if called, would be funded by the assets of the trusts.
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
Maturity dates of our fixed income securities range from 2026 to 2082. Maturities of fixed income securities (excluding mutual funds) at September 30, 2026 are estimated as follows:

Fair Value
(In thousands)
Due in one year or less	$48,955
Due in one to five years	34,012
Due in five to ten years	5,900
Thereafter	364
Total estimated maturities of fixed income securities	$89,231
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $62.7 million and $51.0 million for the three months ended September 30, 2026 and 2025, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $33.6 million and $27.7 million for the three months ended September 30, 2026 and 2025, respectively.
FORM 10-Q 17

PART I
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $181.6 million and $146.9 million for the nine months ended September 30, 2026 and 2025, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $99.1 million and $80.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Deferred Revenue, Net
Deferred revenue, net represents future revenue, including distributed trust investment earnings associated with unperformed trust-funded preneed contracts that are not held in trust accounts. Future revenue and net trust investment earnings that are held in trust accounts are included in Deferred receipts held in trust.
The components of Deferred revenue, net in our unaudited Condensed Consolidated Balance Sheet were as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Deferred revenue	$2,817,425	$2,790,149
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	(996,870)	(1,010,883)
Deferred revenue, net	$1,820,555	$1,779,266
The following table summarizes the activity for our contract liabilities, which are reflected in Deferred revenue, net and Deferred receipts held in trust:

	Nine months ended September 30,
	2026	2025
	(In thousands)
Beginning balance — Deferred revenue, net and Deferred receipts held in trust	$7,563,664	$6,917,695
Net preneed contract sales	1,028,049	988,477
Acquisitions of businesses, net	7,120	6,841
Net investment gains (losses)(1)	215,584	496,097
Recognized revenue from backlog(2)	(472,833)	(416,911)
Recognized revenue from current period sales	(469,712)	(483,301)
Change in amounts due on unfulfilled performance obligations	13,080	(17,012)
Change in cancellation reserve	(715)	(1,259)
Effect of foreign currency and other	(12,976)	3,598
Ending balance — Deferred revenue, net and Deferred receipts held in trust	$7,871,261	$7,494,225
(1)Includes both realized and unrealized investment gains (losses)
(2)Includes current year trust fund income through the date of performance
18 Service Corporation International

PART I
4. Income Taxes
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, events such as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rate was 25.1% and 26.9% for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate was 25.1% and 26.1% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate was higher for the three and nine months ended September 30, 2025 primarily due to a change in estimate recorded in the prior year related to the finalization of the 2024 tax return. The effective tax rate for the three and nine months ended September 30, 2026 was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign tax expenses.
We participate in tax equity investments in renewable energy projects that qualify for federal investment tax credits. These investments are accounted for under the proportional amortization method. Tax credits and other related tax benefits are recognized as a reduction of income tax expense as they are realized, with corresponding amortization of the investment in proportion to the tax benefits received. During the nine months ended September 30, 2026, we recognized $52.1 million of investment tax credits and other tax benefits and recorded $49.9 million of amortization related to these investments. The tax credits and related amortization are presented net within the Provision for income taxes in the Consolidated Statement of Operations. As of September 30, 2026, the unamortized balance of renewable energy tax credit investments was $1.1 million included in Deferred charges and other assets. As of December 31, 2025, the unamortized balance of renewable energy tax credit investments was $51.1 million, and unfunded commitments related to these investments totaled $40.8 million. These amounts are included in Deferred charges and other assets and Accounts payable and accrued liabilities, respectively, on the Consolidated Balance Sheet.
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
FORM 10-Q 19

PART I
5. Debt
The components of Debt are:

	September 30, 2026	December 31, 2025
	(In thousands)
7.500% Senior Notes due April 2027	$136,924	$136,924
4.625% Senior Notes due December 2027	550,000	550,000
5.125% Senior Notes due June 2029	750,000	750,000
3.375% Senior Notes due August 2030	850,000	850,000
4.000% Senior Notes due May 2031	800,000	800,000
5.750% Senior Notes due October 2032	800,000	800,000
Term Loan due November 2030	735,938	750,000
Bank Credit Facility due November 2030	235,000	255,000
Corporate Headquarters Debt Facility due February 2037	110,852	54,766
Obligations under finance leases	160,547	151,061
Mortgage notes and other debt, maturities through 2050	76,092	80,142
Unamortized debt issuance costs	(32,405)	(38,076)
Total debt	5,172,948	5,139,817
Less: Current maturities of long-term debt	(195,060)	(56,847)
Total long-term debt	$4,977,888	$5,082,970
Current maturities of debt at September 30, 2026 include amounts due under our 7.50% Senior Notes due April 2027, term loan, mortgage notes and other debt, and finance leases within the next year as well as the portion of unamortized debt issuance costs expected to be recognized in the next twelve months. The Company believes it has sufficient existing liquidity to satisfy these obligations as well as continued access to the debt capital markets.
Approximately 79% of our total debt had a fixed interest rate at both September 30, 2026 and December 31, 2025.
The components of our weighted average interest rate are as follows:

	September 30, 2026	December 31, 2025
Fixed Debt	4.67%	4.67%
Floating Debt	5.68%	5.54%
Total Debt	4.88%	4.85%
During the nine months ended September 30, 2026 and 2025, we paid $162.9 million and $159.5 million in cash interest, respectively.
Bank Credit Agreement
The bank credit agreement provides us with flexibility for working capital, if needed, and is guaranteed by a majority of our domestic subsidiaries. The subsidiary guaranty is a guaranty of payment of the outstanding amount of the total lending commitment, including letters of credit. The bank credit agreement contains a maximum leverage ratio financial covenant and certain dividend and share repurchase restrictions. As of September 30, 2026, we were in compliance with all of our debt covenants. During the nine months ended September 30, 2026, we closed $46.0 million of letters of credit associated with our renewable energy tax credit investments that were fully funded. This was partially offset by a net $0.3 million letters of credit issued. At September 30, 2026, we issued $1.3 million of letters of credit and pay a quarterly fee on the unused commitment, which was 0.20%. As of September 30, 2026, we have $1,513.7 million in borrowing capacity under the facility. The bank credit agreement had an interest rate of 5.65% and 5.44% at September 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, we had $47.0 million of letters of credit outstanding.
20 Service Corporation International

PART I
Debt Issuances and Additions
During the nine months ended September 30, 2026, we issued or added $586.1 million of debt including:
•$530.0 million on our Bank Credit Facility due November 2030; and
•$56.1 million on our Corporate Headquarters Debt Facility due February 2037.
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
Debt Reductions
During the nine months ended September 30, 2026, we made aggregate debt payments of $570.7 million for scheduled and early debt payments including:
•$550.0 million in aggregate principal of our Bank Credit Facility due November 2030;
•$14.1 million in aggregate principal of our Term Loan due November 2030; and
•$6.6 million in other debt.
During the nine months ended September 30, 2025, we made aggregate debt payments of $509.2 million for scheduled and early debt payments including:
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
The fair value of our debt instruments was as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
7.500% Senior Notes due April 2027	$138,043	$141,725
4.625% Senior Notes due December 2027	544,087	549,417
5.125% Senior Notes due June 2029	731,062	755,040
3.375% Senior Notes due August 2030	767,049	796,815
4.000% Senior Notes due May 2031	725,776	763,592
5.750% Senior Notes due October 2032	770,896	815,416
Term Loan due November 2030	735,938	750,000
Bank Credit Facility due November 2030	235,000	255,000
Corporate Headquarters Debt Facility due February 2037	110,852	54,766
Mortgage notes and other debt, maturities through 2050	74,514	80,762
Total fair value of debt instruments	$4,833,217	$4,962,533
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
During the nine months ended September 30, 2026, we repurchased 4,009,333 shares of common stock at an aggregate cost of $317.6 million, which is an average cost per share of $79.22. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $498.8 million at September 30, 2026.
Subsequent to September 30, 2026, we repurchased 232,968 shares for $18.2 million at an average cost per share of $78.21.
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
FORM 10-Q 23

PART I

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenue from customers:
Funeral revenue:
Atneed revenue	$293,318	$284,997	$912,192	$910,182
Matured preneed revenue	195,273	183,332	597,153	572,677
Core funeral revenue	488,591	468,329	1,509,345	1,482,859
Non-funeral home revenue	28,373	26,181	84,809	79,538
Non-funeral home preneed sales revenue	20,885	22,548	64,358	71,169
Core general agency and other revenue	64,767	57,005	179,492	171,356
Total funeral revenue	602,616	574,063	1,838,004	1,804,922
Direct cost	(84,892)	(82,099)	(260,361)	(259,882)
Selling compensation	(53,757)	(48,919)	(156,517)	(141,840)
Salaries & fringe expense	(176,867)	(167,098)	(519,852)	(502,413)
Facility expenses	(70,939)	(69,220)	(213,375)	(203,838)
Other costs and overhead	(111,240)	(107,128)	(338,714)	(327,395)
Total funeral expense	(497,695)	(474,464)	(1,488,819)	(1,435,368)
Funeral gross profit	$104,921	$99,599	$349,185	$369,554

Cemetery revenue:
Atneed revenue	$106,457	$107,503	$326,266	$330,823
Recognized preneed property revenue	231,750	228,609	666,790	637,690
Recognized preneed merchandise and services revenue	120,945	109,948	343,472	314,266
Core cemetery revenue	459,152	446,060	1,336,528	1,282,779
Other revenue	45,494	37,973	132,472	110,006
Total cemetery revenue	504,646	484,033	1,469,000	1,392,785
Direct cost	(66,937)	(63,549)	(191,305)	(188,571)
Selling compensation	(93,140)	(84,747)	(273,832)	(251,817)
Maintenance expense	(70,105)	(67,758)	(205,977)	(198,696)
Other costs and overhead	(107,112)	(102,035)	(314,846)	(294,857)
Total cemetery expense	(337,294)	(318,089)	(985,960)	(933,941)
Cemetery gross profit	$167,352	$165,944	$483,040	$458,844

Total revenue from customers	$1,107,262	$1,058,096	$3,307,004	$3,197,707
Total segment expenses	(834,989)	(792,553)	(2,474,779)	(2,369,309)
Gross profit from reportable segments	$272,273	$265,543	$832,225	$828,398
Corporate general and administrative expenses	(30,593)	(38,332)	(116,279)	(132,499)
Restructuring charge	—	(405)	—	(1,980)
Gains (losses) on divestitures and impairment charges, net	11,210	(415)	12,346	8,618
Operating income	$252,890	$226,391	$728,292	$702,537
Interest expense	(64,993)	(65,683)	(193,710)	(191,237)
Other income, net	902	153	2,243	7,219
Income before income taxes	$188,799	$160,861	$536,825	$518,519
24 Service Corporation International

PART I
Our geographic area information was as follows:

	United States	Canada	Total
	(In thousands)
Three months ended September 30,
Revenue from external customers:
2026	$1,059,498	$47,764	$1,107,262
2025	1,010,103	47,993	1,058,096
Nine months ended September 30,
Revenue from external customers:
2026	$3,148,755	$158,249	$3,307,004
2025	3,039,956	157,751	3,197,707
9. Commitments and Contingencies
Insurance Loss Reserves
We purchase various insurance products with high deductibles including: comprehensive general liability, morticians and cemetery professional liability, automobile liability, and workers’ compensation. The high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. As of September 30, 2026 and December 31, 2025, we had self-insurance reserves of $113.5 million and $108.4 million, respectively.
Litigation and Regulatory Matters
We are a party to various litigation and regulatory matters, investigations, and proceedings. Some of the more frequent routine litigation matters incidental to our business are based on operational claims and employment-related matters, including discrimination, harassment, and wage and hour laws and regulations. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We vigorously defend ourselves in all matters; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, or if we determine an amount for which we would be willing to settle the matter to avoid further costs and risk, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of these matters. We accrue such insurance recoveries when they become probable of being paid and can be reasonably estimated.
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
A reconciliation of the numerators and denominators of basic and diluted EPS is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Amounts attributable to common stockholders:
Net income — basic and diluted	$141,276	$117,473	$401,909	$383,218
Weighted average shares:
Weighted average shares — basic	136,439	140,318	137,652	142,097
Stock options	730	1,045	780	1,073
Restricted share units	57	61	52	57
Weighted average shares — diluted	137,226	141,424	138,484	143,227
Amounts attributable to common stockholders:
Earnings per share:
Basic	$1.04	$0.84	$2.92	$2.70
Diluted	$1.03	$0.83	$2.90	$2.68
The computation of diluted EPS excludes outstanding stock options and restricted share units in certain periods in which the inclusion of such equity awards would be antidilutive to the periods presented. Total antidilutive options not currently included in the computation of diluted earnings per share are as follows (in shares):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Antidilutive options	696	331	632	623
26 Service Corporation International

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
We are North America’s largest provider of deathcare products and services, with a network of funeral service locations and cemeteries unequaled in geographic scale and reach. At September 30, 2026, we operated 1,491 funeral service locations and 506 cemeteries (including 317 funeral service/cemetery combination locations), which are geographically diversified across 44 states, eight Canadian provinces, the District of Columbia, and Puerto Rico. Our funeral and cemetery operations consist of funeral service locations, cemeteries, funeral service/cemetery combination locations, crematoria, and other related businesses, which enable us to serve a wide array of customer needs. We sell cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. We strive to offer families exceptional service in planning life celebrations and personalized remembrances. Our Dignity Memorial® brand serves approximately 700,000 combined preneed and atneed families each year with professionalism, compassion, and attention to detail.
Our financial position is enhanced by our $17.7 billion backlog of future revenue from both trust and insurance-funded preneed sales at September 30, 2026. Preneed selling provides us with a strategic opportunity to gain future market share. We also believe it adds to the stability and predictability of our revenue and cash flows. While revenue on the majority of preneed merchandise and service sales is deferred until the time of need, sales of preneed cemetery property provide opportunities for revenue recognition to the extent that the property is developed and available for use.
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
Capital Allocation Considerations
We rely on cash flow from operations as a significant source of liquidity. Our cash flow from operating activities provided $869.3 million in the first nine months of 2026. As of September 30, 2026, we had $1,513.7 million in remaining borrowing capacity under our Bank Credit Facility.
Our Bank Credit Facility requires us to maintain a certain leverage ratio with which we were in compliance at September 30, 2026. We target a leverage ratio of 3.5x to 4.0x.
Our financial covenant requirement and actual ratio as of September 30, 2026 were as follows:

	Per Credit Agreement	Actual
Leverage ratio	5.00 (Max)	3.69
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
Returning Excess Cash to Shareholders. In addition to any strategic acquisitions or new build opportunities, we continue to return cash to shareholders through regular quarterly dividends and our share repurchase program. Our quarterly dividend rate has steadily grown from $0.025 per common share in 2005 to $0.36 per common share in the third quarter of 2026. We target a dividend payout ratio of 30% to 40% of after tax earnings excluding special items and intend to grow our cash dividend commensurate with the growth in our business. While we intend to pay regular quarterly cash dividends for the foreseeable future, all future dividends are subject to limitations in our debt covenants, and final determination by our Board of Directors each quarter upon review of our financial performance. We also expect to continue to repurchase shares of our common stock in the open market or through privately negotiated transactions, subject to market conditions, debt covenants, and normal trading restrictions. On June 11, 2026, we announced that our Board of Directors increased the authorized level of repurchases of our common stock by approximately $472 million. There can be no assurance that we will buy our common stock under our repurchase program in the future. During the nine months ended September 30, 2026, we repurchased 4,009,333 shares of our common stock at an aggregate cost of $317.6 million, which is an average cost per share of $79.22.
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
Operating Activities
Net cash provided by operating activities was $869.3 million and $729.9 million for the nine months ended September 30, 2026 and 2025, respectively. The $139.4 million increase in operating cash flows from 2025 comprises:
•a $133.4 million increase in cash receipts from customers, General Agency (GA) commission and other receipts,
•a $49.0 million decrease in cash tax payments,
•a $20.8 million decrease in restructuring payments, and
•a $1.7 million increase in net trust withdrawals, partially offset by
•a $34.1 million increase in employee compensation payments,
•a $28.0 million increase in vendor and other payments, and
•a $3.4 million increase in cash interest payments.

Investing Activities
Net cash flows used in investing activities was $470.1 million and $341.4 million for the nine months ended September 30, 2026 and 2025, respectively. The $128.7 million increased outflow in 2026 over 2025 is primarily due to the following:
•a $39.3 million increase in tax credit equity investments,
•a $27.5 million increase in capital expenditures related to construction of our new corporate headquarters which is substantially financed through a separate construction loan facility,
•a $12.2 million increase in total capital expenditures, which comprises:
•a $7.8 million increase in expenditures for growth capital expenditures/construction of new funeral service locations, and
•a $4.4 million net increase in maintenance capital expenditures, which includes:
28 Service Corporation International

PART I
•a $6.5 million increase in expenditures for cemetery property development, and
•a $2.0 million increase in expenditures for digital investments and corporate, partially offset by
•a $4.1 million decrease in expenditures for capital improvements at existing field locations,
•an $11.4 million decrease in proceeds from Company-owned life insurance policies,
•a $10.6 million increase in payments for Company-owned life insurance policies,
•a $9.9 million increase in cash spent on real estate acquisitions,
•a $9.6 million decrease in cash receipts from divestitures and asset sales, and
•an $8.2 million increase in cash spent on business acquisitions.

Financing Activities
Net cash used in financing activities was $467.1 million and $368.9 million for the nine months ended September 30, 2026 and 2025, respectively. The $98.2 million increased outflow in 2026 over 2025 is primarily due to the following:
•a $188.1 million increase in payments of debt, as we moved from net borrowings of $117.3 million in 2025 to net repayments of $70.7 million in 2026,
•a $9.4 million increase in payments of dividends, and
•a $9.0 million increase in bank overdrafts and other, partially offset by
•an $83.2 million decrease in purchase of Company common stock,
•a $22.6 million increase in borrowings from our corporate headquarters debt facility, and
•a $2.5 million increase in proceeds from exercises of stock options.

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

	September 30, 2026	December 31, 2025
	(In millions)
Preneed funeral	$211.8	$209.2
Preneed cemetery:
Merchandise and services	134.9	134.9
Pre-construction	64.7	64.5
Bonds supporting preneed funeral and cemetery obligations	411.4	408.6
Bonds supporting preneed business permits	9.2	8.7
Other bonds	77.7	76.5
Total surety bonds outstanding	$498.3	$493.8
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
The table below details our results of insurance-funded and other non-insurance funded third-party preneed production and maturities.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Preneed insurance-funded:
Sales production(1)	$233.2	$214.3	$679.2	$603.3
Sales production (number of contracts)(1)	45,164	41,617	133,814	118,797
General agency revenue	$77.5	$75.9	$223.1	$221.6
Maturities	$100.8	$95.5	$312.6	$303.4
Maturities (number of contracts)	15,950	15,438	49,802	48,944

Other non-insurance funded third-party:
Sales production(1)	$11.7	$11.1	$36.1	$31.0
Sales production (number of contracts)(1)	1,191	1,109	3,555	3,206
Maturities	$7.4	$7.2	$23.1	$22.7
Maturities (number of contracts)	770	704	2,377	2,297
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
30 Service Corporation International

PART I
The tables below detail our results of preneed production and maturities, excluding insurance contracts:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Funeral:
Preneed trust-funded (including bonded):
Sales production	$85.4	$80.5	$252.7	$262.8
Sales production (number of contracts)	13,379	12,775	39,065	45,226
Maturities	$107.1	$97.8	$320.6	$298.1
Maturities (number of contracts)	20,641	20,206	63,199	63,421
Cemetery:
Sales production:
Preneed	$370.2	$352.3	$1,126.9	$1,046.7
Atneed	105.4	104.9	325.3	326.6
Total sales production	$475.6	$457.2	$1,452.2	$1,373.3
Sales production deferred to backlog:
Preneed	$194.9	$188.3	$579.9	$521.8
Atneed	72.6	73.4	225.9	228.1
Total sales production deferred to backlog	$267.5	$261.7	$805.8	$749.9
Revenue recognized from backlog:
Preneed	$141.5	$135.5	$371.8	$345.8
Atneed	73.3	75.4	226.0	230.3
Total revenue recognized from backlog	$214.8	$210.9	$597.8	$576.1
Backlog of Preneed Contracts
The following table reflects our backlog of trust-funded deferred preneed contract revenue, including amounts related to Deferred receipts held in trust at September 30, 2026 and December 31, 2025. Additionally, the table reflects our backlog of unfulfilled insurance-funded contracts and other non-insurance funded third-party contracts (which are not included in our unaudited Condensed Consolidated Balance Sheet) at September 30, 2026 and December 31, 2025. The backlog amounts presented include amounts due from customers for undelivered performance obligations on cancelable preneed contracts to arrive at our total backlog of deferred revenue. The table does not include the backlog associated with businesses that are held for sale.
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
FORM 10-Q 31

PART I

	September 30, 2026		December 31, 2025
	Fair Value	Cost	Fair Value	Cost
	(In billions)
Deferred revenue, net	$1.82	$1.82	$1.78	$1.78
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.00	1.00	1.01	1.01
Deferred receipts held in trust	6.05	5.13	5.78	4.83
Allowance for cancellation on trust investments	(0.30)	(0.26)	(0.29)	(0.24)
Backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	8.57	7.69	8.28	7.38
Backlog of insurance and other funded deferred revenue(1)	9.15	9.15	8.73	8.73
Total backlog of deferred revenue	$17.72	$16.84	$17.01	$16.11

Preneed receivables, net and trust investments	$7.59	$6.67	$7.36	$6.41
Amounts due from customers for unfulfilled performance obligations on cancelable preneed contracts	1.00	1.00	1.01	1.01
Allowance for cancellation on trust investments	(0.30)	(0.26)	(0.29)	(0.24)
Assets associated with backlog of trust-funded deferred revenue, net of estimated allowance for cancellation	8.29	7.41	8.08	7.18
Policies associated with insurance and other funded deferred revenue (1)	9.15	9.15	8.73	8.73
Total assets associated with backlog of preneed revenue	$17.44	$16.56	$16.81	$15.91
(1)    Amounts are not included in our unaudited Condensed Consolidated Balance Sheet.
The fair value of our trust investments was based on a combination of quoted market prices, observable inputs such as interest rates or yield curves, and appraisals. As of September 30, 2026, the difference between the backlog and total assets at fair value represents $0.16 billion related to contracts for which we have posted surety bonds as financial assurance in lieu of trusting, $1.45 billion collected from customers that were not required to be deposited into trusts, and $0.20 billion in allowable cash distributions from trust assets partially offset by $1.53 billion in amounts due on delivered property and merchandise. As of September 30, 2026, the fair value of the total backlog comprised $5.31 billion related to cemetery contracts and $12.41 billion related to funeral contracts. As of September 30, 2026, the fair value of the assets associated with the backlog of trust-funded deferred revenue comprised $5.31 billion related to cemetery contracts and $2.98 billion related to funeral contracts. As of September 30, 2026, the backlog of insurance-funded contracts of $9.15 billion was equal to the proceeds we expect to receive from the associated insurance policies when the corresponding contract is serviced by one of our operating locations.
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
As of September 30, 2026, approximately 96% of our trusts were under the control and custody of five large financial institutions. The U.S. trustees primarily use five managed limited liability companies (LLCs), three for the merchandise and service trust type and two for the cemetery perpetual care trust type, with independent trustees as custodians. Each financial institution acting as trustee, manages its allocation of trust assets in accordance with the investment policy through the purchase of the appropriate LLCs' units. For those accounts not eligible for participation in the LLCs or where a particular state's regulations contain other investment restrictions, the trustee utilizes institutional mutual funds that comply with our investment policy or with such state restrictions. The U.S. trusts include a modest allocation to alternative investments. These alternative investments are held in vehicles structured as LLCs and are managed by certain trustees. The trusts that are eligible to allocate a portion of their investments to alternative investments purchase units of the respective alternative investment LLCs.
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
Asset Classes
Equity investments have historically provided long-term capital appreciation in excess of inflation. The trusts have direct investments in individual equity securities primarily in domestic equity portfolios that include large, mid, and small capitalization companies of different investment styles (i.e., growth and value). The majority of the equity allocation is managed by institutional investment managers that specialize in an objective-specific area of expertise. Our equity securities are exposed to market risk; however, we believe these securities are well-diversified. As of September 30, 2026, the largest single equity position represented approximately 1.3% of the total securities portfolio.
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
FORM 10-Q 33

PART I
Trust Performance
During the nine months ended September 30, 2026, the Standard and Poor’s 500 Index increased 12.8% and the Bloomberg’s US Aggregate Bond Index decreased 2.9%. This compares to the SCI trusts that increased 6.2% during the same period. The SCI trusts have a diversified allocation of approximately 60% equities, 26% fixed income securities, 10% alternative and other investments with the remaining 4% available in money market funds.
Recognized trust fund income (realized and unrealized) related to our preneed trust investments was $181.6 million and $146.9 million for the nine months ended September 30, 2026 and 2025, respectively. Recognized trust fund income (realized and unrealized) related to our cemetery perpetual care trust investments was $99.1 million and $80.8 million for the nine months ended September 30, 2026 and 2025, respectively.
SCI, the trustees, and the investment advisor monitor the capital markets and the trusts on an on-going basis. The trustees, with input from the investment advisor, take prudent action as needed to achieve the investment goals and objectives of the trusts.
Results of Operations — Three and Nine months ended September 30, 2026 and 2025
Three Months Ended September 30, 2026 and 2025
Management Summary
In the third quarter of 2026, we reported consolidated net income attributable to common stockholders of $141.3 million ($1.03 per diluted share) compared to net income attributable to common stockholders in the third quarter of 2025 of $117.5 million ($0.83 per diluted share). These results were impacted by certain items including:

	Three months ended September 30,
	2026	2025
	(In millions)
Pre-tax gains (losses) on divestitures and impairment charges, net	$11.2	$(0.4)
Pre-tax restructuring charge	$—	$(0.4)
Tax effect from significant items	$(2.7)	$0.1
Change in non-recurring tax items	$0.2	$(4.5)
In addition to the above items, the increase was due to higher funeral and cemetery gross profit combined with lower corporate general and administrative expenses and a lower share count over prior-year quarter. This increase was offset by higher healthcare costs, selling compensation, and costs associated with targeted sales initiatives supporting our higher preneed production.
34 Service Corporation International

PART I
Funeral Results

	Three months ended September 30,
	2026	2025
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$602.6	$574.1
Less: revenue associated with acquisitions/new construction	14.2	3.5
Less: revenue associated with divestitures	0.2	1.1
Comparable(1) funeral revenue	588.2	569.5
Less: non-funeral home preneed sales revenue	20.7	22.4
Less: core general agency and other revenue	63.8	56.7
Adjusted comparable funeral revenue	$503.7	$490.4
Comparable services performed	83,638	83,686
Comparable average revenue per service(2)	$6,022	$5,860

Consolidated funeral gross profit	$104.9	$99.6
Less: gross profit associated with acquisitions/new construction	1.6	—
Less: gross losses associated with divestitures	(0.5)	(0.6)
Comparable(1) funeral gross profit	$103.8	$100.2
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2025 and ending September 30, 2026.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $602.6 million for the three months ended September 30, 2026 compared to $574.1 million for the same period in 2025. This $28.5 million increase is primarily attributable to an $18.7 million increase in comparable revenue and a $10.7 million increase in revenue from acquired and newly constructed properties, partially offset by a $0.9 million decrease in revenue associated with divested properties.
Comparable revenue from funeral operations was $588.2 million for the three months ended September 30, 2026 compared to $569.5 million for the same period in 2025. This $18.7 million, or 3.3%, increase was due to a $13.3 million increase in adjusted comparable funeral revenue and a $7.1 million increase in core general agency and other revenue, partially offset by a $1.7 million decrease in non-funeral home preneed sales revenue.
Adjusted comparable funeral revenue increased $13.3 million due to a 2.8% increase in comparable average revenue per service, partially offset by a 0.1% decrease in comparable funeral services performed. The total comparable cremation rate increased by 60 basis points to 65.0%.
Non-funeral home preneed sales revenue decreased $1.7 million, primarily due to a reduction in general agency revenue. While non-funeral home insurance sales production increased 9.3%, a lower general agency commission rate impacted revenue quarter over quarter.
Core general agency and other revenue grew $7.1 million. Core general agency revenue benefited from higher insurance sales production partially offset by a slightly lower general agency commission rate quarter over quarter. The current commission rate is generally stable and is trending in line with expectations.
Funeral Gross Profit
Consolidated funeral gross profit increased $5.3 million, or 5.3%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily attributable to a $3.6 million, or 3.6%, increase in comparable funeral gross profit and a $1.6 million increase in gross profit contributed by newly constructed and acquired properties. Comparable funeral gross profit increased from $100.2 million to $103.8 million, and the comparable gross profit percentage was 17.6% in both periods. Comparable funeral revenue increased $18.7 million which was partially offset by higher selling compensation and higher advertising and marketing expenditures supporting preneed sales production. In addition, we experienced an increase in health insurance expense.
FORM 10-Q 35

PART I
Cemetery Results

	Three months ended September 30,
	2026	2025
	(In millions)
Consolidated cemetery revenue	$504.6	$484.0
Less: revenue associated with acquisitions/new construction	1.2	—
Comparable(1) cemetery revenue	$503.4	$484.0

Consolidated cemetery gross profit	$167.4	$165.9
Less: gross profit (losses) associated with acquisitions/new construction	0.3	(0.1)
Comparable(1) cemetery gross profit	$167.1	$166.0
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2025 and ending September 30, 2026.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $20.6 million, or 4.3%, for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a $19.4 million increase in comparable cemetery revenue and a $1.2 million increase in revenue contributed by newly constructed and acquired properties.
Comparable cemetery revenue increased $19.4 million, or 4.0%, for the three months ended September 30, 2026 primarily due to higher comparable core revenue of $11.9 million and higher comparable other revenue of $7.5 million. The comparable core revenue increase of $11.9 million was primarily due to a $13.6 million, or 4.0%, increase in total recognized preneed revenue from higher property and merchandise and service revenue. This includes the benefit of increased trust fund income. Additionally, recognized preneed cemetery property revenue grew 1.2%, while preneed property sales production increased 4.2%. This dynamic puts near-term pressure on cemetery gross margins but builds the backlog of revenue to be recognized in future periods.
Other revenue was $7.5 million, or 19.7%, higher compared to the prior-year quarter, primarily due to an increase in endowment care trust fund income based on market performance and higher total return distributions.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $1.5 million, or 0.9%, in the three months ended September 30, 2026 compared to the same period in 2025, which is primarily attributable to a $1.1 million increase in comparable cemetery gross profit. Comparable cemetery gross profit increased $1.1 million to $167.1 million. The gross profit percentage decreased from 34.3% to 33.2%. Comparable cemetery revenue increased $19.4 million which was largely offset by higher selling compensation and higher advertising and marketing expenditures supporting preneed sales production. Changes to our sales compensation structure, which increased guaranteed hourly wages, resulted in a higher selling compensation rate. In addition, this resulted in more selling costs being recognized in the current period rather than deferred, which will reduce selling compensation expense recognized in subsequent periods. We also experienced an increase in health insurance expense. While these elevated costs are pressuring cemetery gross margins, the growth in preneed sales production continues to strengthen our backlog with high quality deferred property, merchandise and service revenue, which will benefit future periods.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $7.7 million to $30.6 million in the third quarter of 2026 compared to the third quarter of 2025 of $38.3 million. The decrease was driven primarily by lower long-term incentive compensation expense tied to total shareholder return and a favorable legal settlement.
Gains (losses) on Divestitures and Impairment Charges, Net
Gains (losses) on divestitures and impairment charges, net increased to $11.2 million in the third quarter of 2026 due to non-strategic asset divestitures of excess land compared to a $0.4 million net pre-tax loss in the third quarter of 2025.
Interest Expense
Interest expense decreased $0.7 million to $65.0 million for the three months ended September 30, 2026 due to lower rates on floating rate debt more than offsetting higher balances.
FORM 10-Q 36

PART I
Provision for Income Taxes
Our effective tax rate was 25.1% and 26.9% for the three months ended September 30, 2026 and 2025, respectively. The higher effective tax rate in the prior period was primarily due to a change in estimate recorded in the prior year related to the finalization of the 2024 tax return. The effective tax rate was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign taxes.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 137.2 million for the three months ended September 30, 2026 compared to 141.4 million for the same period in 2025. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
Nine Months Ended September 30, 2026 and 2025
Management Summary
In the first nine months of 2026, we reported consolidated net income attributable to common stockholders of $401.9 million ($2.90 per diluted share) compared to net income attributable to common stockholders for the same period in 2025 of $383.2 million ($2.68 per diluted share). These results were impacted by certain items including:

	Nine months ended September 30,
	2026	2025
	(In millions)
Pre-tax gains on divestitures and impairment charges, net	$12.3	$8.6
Pre-tax legal settlements	$—	$(6.4)
Pre-tax restructuring charge	$—	$(2.0)
Tax effect from significant items	$(3.0)	$(0.3)
Change in non-recurring tax items	$(0.1)	$(4.5)
In addition to the above items, lower funeral gross profit resulting from lower funeral volumes during the year was more than offset by higher cemetery gross profit combined with lower corporate general and administrative expenses, lower share count, and a favorable tax rate.
FORM 10-Q 37

PART I
Funeral Results

	Nine months ended September 30,
	2026	2025
	(Dollars in millions, except average revenue per service)
Consolidated funeral revenue	$1,838.0	$1,804.9
Less: revenue associated with acquisitions/new construction	36.2	6.3
Less: revenue associated with divestitures	0.9	4.0
Comparable(1) funeral revenue	1,800.9	1,794.6
Less: non-funeral home preneed sales revenue	63.9	70.9
Less: core general agency and other revenue	177.2	170.5
Adjusted comparable funeral revenue	$1,559.8	$1,553.2
Comparable services performed	260,225	267,327
Comparable average revenue per service(2)	$5,994	$5,810

Consolidated funeral gross profit	$349.2	$369.6
Less: gross profit (losses) associated with acquisitions/new construction	4.1	(0.3)
Less: gross losses associated with divestitures	(1.4)	(2.5)
Comparable(1) funeral gross profit	$346.5	$372.4
(1)    We define comparable (or same store) operations as those funeral locations owned by us for the entire period beginning January 1, 2025 and ending September 30, 2026.
(2)    We calculate comparable average revenue per service by dividing comparable funeral revenue, excluding general agency revenue, non-funeral home preneed sales revenue, and other revenue to avoid distorting our average of normal funeral services revenue, by the comparable number of funeral services performed during the period.
Funeral Revenue
Consolidated revenue from funeral operations was $1,838.0 million for the nine months ended September 30, 2026, compared to $1,804.9 million for the same period in 2025. This $33.1 million increase in revenue is primarily attributable to a $29.9 million increase in revenue contributed by newly constructed and acquired properties and a $6.3 million increase in comparable revenue, partially offset by a $3.1 million decrease in revenue related to divested properties.
Comparable revenue from funeral operations was $1,800.9 million for the nine months ended September 30, 2026 compared to $1,794.6 million for the same period in 2025. The $6.3 million, or 0.4%, increase was due to a $6.7 million increase in core general agency and other revenue, a $6.6 million increase in adjusted comparable funeral revenue, both partially offset by a $7.0 million decrease in non-funeral home preneed sales revenue.
Adjusted comparable funeral revenue increased $6.6 million, or 0.4%, primarily due to a 3.2% increase in comparable average revenue per service, partially offset by a 2.7% decrease in comparable funeral services performed. The total comparable cremation rate slightly increased 70 basis points over the prior year to 64.9%.
Non-funeral home preneed sales revenue decreased $7.0 million, primarily due to an operational shift to defer the delivery of urns on preneed contracts to the time of need. This transition was completed late in 2025, and this decrease is short-term in nature as we will recognize deferred urn revenue from the backlog at the time of need as revenue in future periods. This can be seen as our comparable non-funeral home average revenue per service increased 9.0% over the prior year.
Core general agency and other revenue increased $6.7 million. Core general agency revenue benefited from higher insurance sales production partially offset by a lower general agency commission rate year over year. The current commission rate is generally stable and is trending in line with expectations.
Funeral Gross Profit
Consolidated funeral gross profit decreased $20.4 million, or 5.5%, in the first nine months of 2026 compared to the same period in 2025. This decrease is primarily attributable to a $25.9 million, or 7.0%, decrease in comparable funeral gross profit, partially offset by a $4.4 million increase in gross profit contributed by acquired and newly constructed properties and a $1.1 million increase in gross profit related to divested properties. Comparable funeral gross profit decreased $25.9 million to $346.5 million, and the comparable gross profit percentage declined from 20.8% to 19.2%. The decline primarily reflects lower funeral volumes, combined with increases in our fixed-cost operating structure. Higher selling compensation and higher advertising and marketing expenditures supporting preneed sales production also contributed to the decline. In addition, we experienced an increase in health insurance expense.
FORM 10-Q 38

PART I
Cemetery Results

	Nine months ended September 30,
	2026	2025
	(In millions)
Consolidated cemetery revenue	$1,469.0	$1,392.8
Less: revenue associated with acquisitions/new construction	3.2	—
Less: revenue associated with divestitures	—	0.1
Comparable(1) cemetery revenue	$1,465.8	$1,392.7

Consolidated cemetery gross profit	$483.0	$458.8
Less: gross profit (loss) associated with acquisitions/new construction	1.3	(0.2)
Less: gross profit associated with divestitures	—	0.1
Comparable(1) cemetery gross profit	$481.7	$458.9
(1)    We define comparable (or same store) operations as those cemetery locations owned by us for the entire period beginning January 1, 2025 and ending September 30, 2026.
Cemetery Revenue
Consolidated revenue from our cemetery operations increased $76.2 million, or 5.5%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a $73.1 million, or 5.2%, increase in comparable cemetery revenue and a $3.2 million increase in revenue contributed by acquired and newly constructed properties.
The $73.1 million increase in comparable cemetery revenue was attributable to a $51.5 million increase in comparable cemetery core revenue and an increase in other revenue of $21.6 million. The increase in core revenue was primarily due to a $57.3 million increase in recognized preneed revenue, partially offset by a $5.7 million decrease in atneed revenue. Additionally, recognized preneed cemetery property revenue grew 4.4%, while preneed property sales production increased 7.1%. This dynamic puts near-term pressure on cemetery gross margins but builds the backlog of revenue to be recognized in future periods.
Cemetery Gross Profit
Consolidated cemetery gross profit increased $24.2 million, or 5.3%, in the nine months ended September 30, 2026 compared to the same period in 2025. This increase is primarily attributable to a $22.8 million increase in comparable cemetery gross profit and a $1.5 million increase in gross profit contributed by newly constructed and acquired properties. Comparable cemetery gross profit increased from $458.9 million to $481.7 million, and the gross profit percentage slightly decreased from 33.0% to 32.9% primarily due to the growth in core revenue mentioned above, partially offset by the impact of higher selling compensation and higher advertising and marketing expenditures supporting preneed sales production. In addition, we experienced an increase in health insurance expense.
Other Financial Statement Items
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $16.2 million to $116.3 million for the nine months ended September 30, 2026. Of the decrease, $6.4 million was due to the settlement of certain legal matters in prior year, with the remainder primarily due to favorable adjustments to self-insurance actuarial reserves for workers’ compensation, general liability and auto based on improved claims experience.
Gains (losses) on Divestitures and Impairment Charges, Net
Gains (losses) on divestitures and impairment charges, net increased to $12.3 million in the nine months ended September 30, 2026 due to non-strategic asset divestitures of excess land compared to an $8.6 million net pre-tax gain in the nine months ended September 30, 2025.
Interest Expense
Interest expense increased $2.5 million to $193.7 million for the nine months ended September 30, 2026 primarily due to higher average debt outstanding, partially offset by lower interest rates on our floating-rate debt. During the nine months ended September 30, 2026, our floating-rate debt carried a weighted average rate of 4.1%, which is over 230 basis points lower than the weighted average rate for our floating rate debt in the prior year.
FORM 10-Q 39

PART I
Other Income, Net
Other income, net decreased $5.0 million to $2.2 million for the nine months ended September 30, 2026 primarily due to the change in foreign currency exchange rates and lower investment income compared to the prior year.
Provision for Income Taxes
Our effective tax rate was 25.1% and 26.1% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate in the current period was primarily due to a change in estimate recorded in the prior year related to the finalization of the 2024 tax return. The effective tax rate was higher than the federal statutory tax rate of 21.0% primarily due to state and foreign taxes.
Weighted Average Shares
The diluted weighted average number of shares outstanding was 138.5 million for the nine months ended September 30, 2026 compared to 143.2 million for the same period in 2025. The decrease primarily reflects the impact of shares repurchased under our share repurchase program.
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
FORM 10-Q 40

PART I
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
Cost and market values as of September 30, 2026 are presented in Part I, Item 1. Financial Statements, Note 3 of this Form 10-Q. Also, see "Trust Investments" in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations "Financial Condition, Liquidity, and Capital Resources" section for discussion of trust investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2026 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition, consolidated results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchases during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1, 2026 — July 31, 2026 (1)	336,632	$78.41	336,435	$541,158,593
August 1, 2026 — August 31, 2026 (2)	122,337	$83.78	121,704	$530,909,964
September 1, 2026 — September 30, 2026 (3)	199,491	$79.80	198,188	$498,799,601
	658,460		656,327
(1) 197 shares were purchased in July 2026 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(2) 633 shares were purchased in August 2026 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
(3) September 2026 includes a reduction to the approximate dollar value of shares that may yet be purchased under the program of approximately $16.4 million in connection with a return of shares from our deferred compensation plan. Additionally, 1,303 shares were purchased in September 2026 in connection with the surrender of shares by associates to satisfy certain tax withholding obligations under compensation plans. These repurchases were not part of our publicly announced program and do not affect our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
FORM 10-Q 43

PART II
(c) During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.3	—	Deferred Compensation Plan 2026 as Amended and Restated Effective August 4, 2026.
31.1	—	Certification of Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Periodic Financial Reports by Thomas L. Ryan as Principal Executive Officer in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	—	Certification of Periodic Financial Reports by Eric D. Tanzberger as Principal Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data file formatted Inline XBRL.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

44 Service Corporation International

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 29, 2026	SERVICE CORPORATION INTERNATIONAL
	By:	/s/ TAMMY MOORE
Tammy Moore Vice President and Chief Accounting Officer (Principal Accounting Officer)
FORM 10-Q 45